Form 10-K
period 2014-10-31
Adaiah Distribution Inc
filed 2015-01-12
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-192895

ADAIAH DISTRIBUTION INC.
(Exact name of registrant as specified in its charter)

Nevada	90-1020141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Poruka iela 3 Madona

LV-4801 Latvia

 (Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (775)375-5240

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 9, 2015, the registrant had 5,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of January 9, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", “Adaiah" and “Adaiah Distribution” mean Adaiah Distribution Inc., unless the context clearly requires otherwise.

ITEM 1. BUSINESS

General

Adaiah Distribution Inc. was incorporated in the State of Nevada as a for-profit company on September 12, 2013 and established a fiscal year end of October 31. We have generated revenues of $91,307 through October 31, 2014, have $31,908 in assets, $5,198 in liabilities and have incurred gains of $22,710 since inception. We are a development-stage company formed to develop and distribute our product to the pillow industry. It is our goal to do business in the U.S., Russia and the European Union. To date, we have had some business operations. We have developed our business plan and executed contracts with Ningbo Hounuo Plastic Co., LTD, Hangzhou Yintex Co., Ltd, Suemon Furniture Co., Ltd, Vision Industry Co., Ltd and E&O International Trade Co., Ltd, where we engage these companies as independent contractors for the specific purpose of developing, manufacturing and supplying products to us. Adaiah Distribution Inc. will then distribute these neck, head, donut, lumbar, decorative, throw and orthopedic pillows to our customers.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

We have an active offering of 2,000,000 shares pursuant to a registration statement on Form S-1 which was declared effective on November 3, 2014. We had not sold any shares as of the date of the financial statements included in this report. In November 2014 we sold a total of 1,000,000 shares to a total of 30 shareholders for $.04 per share for total proceeds of $40,000. The shares were registered pursuant to a Registration Statement on Form S-1 as filed with the Securities and Exchange Commission that was declared effective on November 3, 2014.

The maximum aggregate amount of the offering will be required to fully implement our business plan. If we do not receive any proceeds from the offering the minimum amount of $40,000 we require to operate for the next 12 months may be loaned to us by Mr. Titov, who has informally agreed to advance us funds, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

To meet our need for cash we are attempting to raise money from our current offering. If we are unable to successfully find customers we may quickly use up the proceeds from the offering and will need to find alternative sources. At the present time, we have not made any arrangements to raise additional cash, other than through the offering.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Even if we raise $80,000 from the offering we may need more funds for business operations in the next year, and we will have to revert to obtaining additional money.

We had generated $91,307 in revenue through October 31, 2014. Our cost of sales was $52,530 which included $49,350 in pillow purchases and $3,180 in sales commissions. Our independent salespeople are paid a commission of 10% of the initial sale to the customer. Commissions are not paid on any re-orders from the same customer. In this way we encourage new sales instead of the salesperson making one sale and getting paid from it during the lifetime of the customer account. The revenue was the result of pillow sales. The sales were made by our independent sales representatives who contacted the distributors and stores directly and then the purchases were made from suppliers we have agreements with. Right now we are focusing on distributing ready made products from our suppliers, however we have produced and sold a number of custom pillows from our sewing shop.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”). We intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As well, our election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until they apply to private companies. Therefore, as a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates.

Our Current Business

Our Product

History of the Pillow

The pillow has a strong historical presence wherever people have been civilized enough to desire more comfort than that of the floor or a piece of furniture. The first people to use pillows were those who lived in early civilizations of Mesopotamia around 7,000 BC. During this time, only the wealthy and more fortunate people of the world were the ones who used pillows. The number of pillows symbolized status so the more pillows one owned the more affluence he or she held. Pillows have always been produced around the world in order to help solve the old, re-occurring problem of neck, back, and shoulder pain while sleeping. The pillow was also used in order to keep bugs and insects out of people's hair, mouth, nose, and ears while sleeping.

Pillow use has been associated with the mummies and tombs of ancient Egypt dating back to 2055-1985 B.C. Ancient Egyptian pillows were wooden or stone headrests. These pillows were mostly used by placing them under the heads of the deceased because the head of a human was considered to be the essence of life and sacred. The Romans and Greeks of ancient Europe mastered the creation of the softer pillow. These pillows were stuffed with reeds, feathers, and straw in order to make them softer and more comfortable. Only upper-class people typically owned these softer pillows, however all classes of people used some type of pillow while sleeping in order to give them support. People in ancient Europe started to use pillows when going to church in order to kneel on while praying and to place holy books on. This is a tradition that still lives on today. Additionally, the Romans and Greeks used their pillows by placing them under the head of those deceased just like the ancient Egyptians did. European pillows continue to have a lot of popularity still to this day because of their beauty and quality.

Chinese dynasties used pillows that were made from a wide range of materials including bamboo, jade, porcelain, wood, and bronze. Porcelain pillows became the most popular. The use of the porcelain pillow first appeared in the Sui Dynasty between 581 and 618 while mass production of the porcelain pillow appeared in the Tang Dynasty between 618 and 907. The Chinese decorated their pillows by making them different shapes and by painting pictures of animals, humans, and plants on them. Ancient Chinese porcelain pillows reached their peak in terms of production and use during the Song, Jin, and Yuan dynasties between the 10th and 14th century, but slowly phased out during the Ming and Qing dynasties between 1368 and 1911 with the emergence of better pillow making materials.

How a pillow is constructed

Internally, a pillow comprises a filler, often made from foam, synthetic plastic fibers, feathers, or down and viscoelastic foam and latex. Traditionally straw was used as filler, but this is uncomfortable and rarely used today. Feathers and down are the most expensive and usually the most comfortable; they offer the advantage of softness and their ability to conform to shapes desired by the user, more so than foam or fiber pillows. One of the disadvantages of a down-filled pillow is that a significant number of people are allergic to them. There are currently hypoallergenic varieties of down pillows to allow people sensitive to down to enjoy the comfort of feather or down pillows. In Asia, buckwheat is a common filler, as are plastic imitations. Such pillows tend to be smaller than a standard pillow. In India, cotton is also a common filler and is considered to be healthier than synthetic fills.

The fill is surrounded with a cover or shell made of cloth, such as silk, known as the pillow case or pillow slip. Some pillows have a fancier cover called a sham which is closed on all sides and usually has a slit in the back through which the pillow is placed. Rectangular standard bed pillow cases usually do not have zippers, but instead have one side open all the time, however, a zippered pillow protector is often placed around standard pillows with the case in turn covering the protector. It is generally recommended that all types of pillow covers be laundered periodically since they are the part that is in contact with a person's body. But even with regular washing, pillows tend to accumulate dust and microbes among the fill and it is recommended that they be replaced every few years, especially for those with allergies.

Types of pillows

Neck pillows support the neck by providing a deep area for the head to rest and a supportive area to keep the neck in alignment with the spine while sleeping. These can also be known as cervical pillows.

Travel pillows provide support for the neck in a sitting position. Their "U" shape fits around the back of the neck and keeps the head from slipping into an uncomfortable and possibly harmful position during sleep. However, U-shaped pillows can sometimes force the head forwards creating neck stiffness.

Donut pillows are firm pillows shaped like a torus, with a space in the middle to alleviate pressure on the tailbone area while sitting. These pillows are used primarily by individuals who have suffered an injury to the tailbone area or who suffer pain from hemorrhoids or another ailment of the colon.

Lumbar pillows are designed to support the inward curve of the lower back, filling the space created between the lower back and the back of the chair when in a sitting position. These pillows are generally used to support the lower back while driving or sitting, such as in an office chair. Orthopedic pillows are similar to Memory foam pillows.

Decorative Pillows serve a dual purpose. They likely have fancy cover material which serves to decorate the room where they are found. When used to decorate a fully made up bed, decorative pillows are likely thrown aside at bedtime, since they are not covered with a washable pillow case, thus, while found on the bed, they are primarily there for decoration, hence they fall under this category. These pillows may be custom made, as well as made by freelancers.

Decorative pillows are also found on furnishings in more public parts of the home, such as sofas, chairs and window seats. Here, their common use may overlap both orthopedic and bed pillows. For example, unless a person has some particular medical condition, they will likely use a handy decorative pillow for lumbar support, as needed, while seated on a sofa. Likewise, for the occasional nap, decorative pillows are handy for supporting the head or neck, even though they are not covered with a pillow case, as are bed pillows.

The state of the consumer and distributor market for pillows

Management believes the state of the consumer and distributor market for pillows continues to expand and grow. This belief is primarily based upon internet market research and discussions with manufacturers, suppliers and distributors. Based upon this research, Management believes the following are the key points in determining the state of the industry:

1.	Decorative pillows are generally considered a cheap way to spruce up your home while sleep pillows are increasingly marketed as a way to enhance health.

2.

China and India currently dominate the pillow production market and are likely to continue to do so for the foreseeable future. Their market position is based largely on low-cost, high volume, Western-designed goods.

3.

Many buyers and consumers seek unique specialty products. While there continues to be a market for standard pillow design there is a growing market for smaller production, unique designs. Products that combine unique elements with modern designs are a growing category and represent an opportunity for our company.

4.

Low-end (with a priority on low prices) and high-end (with priority on high quality) markets continue to expand. Competition at the low end is strong and requires very large production capacity. The high-end market tends to focus on unique designs, high quality, and small quantities with flexibility design and pricing.

5.	There is a growing market for home accessory products, particularly in the high-end segment. It is expected to grow not only in Western markets but in all regions as middle-class populations expand.

Purchasers of all types of pillows prefer multiple product options to choose from, flexibility to make design modifications and reliable suppliers. There are many producers and suppliers of pillow products, in order to stay competitive we will have to stand out among them, we plan to do this by focusing on customer service and reliable delivery.

Target Market

We have already identified major distributors of neck, head, donut, lumbar, decorative, throw and orthopedic pillows in the USA and intend to market directly to these distributors upon completion of our Public Offering. The initial list of distributors we obtained using internet. Future distributors we are planning to obtain via expo and trade shows. It is our goal to do business in the U.S., Russia and the European Union. We are planning to focus our business plan on those markets for next year to establish relationship with major distribution companies, after that, if we are successful in the U.S. market, we may expand to Canada and Mexico using the same strategy.

Our main clients are distributors but in some areas there are no distributors so we will sell directly to the public. Most of the revenue will be received from distributors as they are our main target market. We do not currently have any agreements or contracts with distributors. The sales to date have been made by our independent sales representatives. In the future as we grow and have the ability to fulfill large orders and negotiate pricing we may enter into agreements or contracts with distributors if it is in the best interests of the company.

Marketing

In places where are no distributors we are planning to market our products using these resources:

-	Internet advertising (Google AdSence)

-	Magazine advertising (Design Trade magazine)

-	Expo Show (TransWorld's Jewelry, Fashion & Accessories Show)

Direct contact with distributors

We have identified some distributors of neck, head, donut, lumbar, decorative, throw and orthopedic pillows in the U.S. and intend to market directly to these distributors.

Industry advertising

We intend to advertise online and using ads in industry-related magazines. Some sites and industry media have already been identified. Media advertising campaign will coincide with Trade Show marketing campaign.

Freight

Product availability is also a key component of sales. We have researched delivery methods, cost and estimated delivery times to all major markets. Based on the fact that our pillows will be produced in China, we anticipate 15 days delivery time to the U.S.

Contracts

We have executed the contracts with Ningbo Hounuo Plastic Co., LTD, Hangzhou Yintex Co., Ltd, Suemon Furniture Co., Ltd, Vision Industry Co., Ltd and E&O International Trade Co., Ltd manufacturing companies having a principal office and manufacturing facilities in China and Hong Kong. According to the agreements, these companies have agreed to develop and manufacture and supply us with pillow products. These companies will develop, test, manufacture and supply the pillow products under the terms and conditions contained in the agreement. The material terms of the Contract are the following:

Seller hereby agrees to transfer and deliver to buyer, the following goods: different types of pillows per seller description and availability.

Buyer agrees to accept the goods and pay for them in accordance with the terms of the contract.

Buyer and Seller agree that identification shall not be deemed to have been made until both parties have agreed that the goods in question are to be appropriated and fulfill the requirements of performance of said contract with the buyer.

Buyer agrees to pay for the goods at the time they are delivered and at the place where he receives said goods.

Goods shall be deemed received by buyer when delivered to address of buyer as herein described.

Until such time as said goods have been received by buyer, all risk of loss from any casualty to said goods shall be on seller.

Seller warrants that the goods are now free from any security interest or other lien or encumbrance, that they shall be free from same at the time of delivery, and that he neither knows nor has reason to know of any outstanding title or claim of title hostile to his rights in the goods.

Buyer has the right to examine the goods on arrival to notify seller of any claim for damages on account of the condition, grade or quality of the goods. That said notice must specifically set forth the basis of his claim, and that his failure to either notice seller within the stipulated period of time or to set forth specifically the basis of his claim will constitute irrevocable acceptance of the goods.

Copies of the contracts are filed as Exhibits to our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission.

Revenue

- Our revenue will be 20-30% mark up: depending on quantity of the order. If it is a large order we may give a lower mark-up, if it is a small order or custom order the mark-up may be greater. This is general estimation of our possible mark up. We looked at our competitors sales prices, at the cost of product from our suppliers and came up with an approximate mark-up figure. We can adjust it if need be so. In any case, it is going to be just an estimate until we have more sales.

- Manufacturer gives us 90 days to pay an invoice and we give to our customers 30-60 days depending on a quantity of the order to pay their invoices which allows us to make sales without initial investment for neck, head, donut, lumbar, decorative, throw and orthopedic pillows.

- We will not keep warehousing and shipping within the country because all the products will be going directly to our customers from the manufacturer eliminating our storage costs. The customer will be responsible for any shipping charges.

Competition

There are few barriers of entry in the neck, head, donut, lumbar, decorative, throw and orthopedic pillows distribution business and level of competition is extremely high. There are many domestic and international distributors of neck, head, donut, lumbar, decorative, throw and orthopedic pillows. We will be in direct competition with them. Many large distributors have greater financial capabilities than us and will be able to provide more favorable services to the potential customers. Many of these companies may have a greater, more established customer base than us. We will likely lose business to such companies. Also, many of these companies will be able to afford to offer better prices for similar neck, head, donut, lumbar, decorative, throw and orthopedic pillows than us which may also cause us to lose business.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

We are a development stage company and currently have no employees, other than, Nikolay Titov, our president and director. We currently have three independent sales representatives to sell are product. Our independent salespeople are paid a commission of 10% of the initial sale to the customer. Commissions are not paid on any re-orders from the same customer. In this way we encourage new sales instead of the salesperson making one sale and getting paid from it during the lifetime of the customer account.

Offices

Our business office is located at Poruka iela 3 Madona, LV-4801 Latvia. This is the office provided by our President and Director, Nikolay Titov. Our office is a part of a Mr. Titov’s residence. Our phone number is (775)375-5240. We do not pay any rent to Mr. Titov and there is no agreement to pay any rent in the future.

We currently have a two year lease, signed on October 30, 2013, for office space, which are located at 2809 Lerwick Road, Sacramento, CA 95821. Our independent sales representative currently utilizes the office space which has been minimally furnished until we receive funding. Our president and director, Nikolay Titov currently takes care of our administrative duties from his office in the Russian Federation. When we receive funding the U.S. office will be expanded with basic office equipment, which should not exceed $5,000 in expenses. The U.S. office, after we receive funding, will be used for communication with customers and distributors and hold all related samples and paperwork as well as serving as a shipping destination if necessary.

On January 28, 2014 we purchased for $16,940US a 1,969 sq. ft. building on approximately 2 acres of land located at 10 Oktyabrskaya St., Manchazh Settlement, Artinsky District, Sverdlovsk Oblast, Russia. The building was formerly used as a sewing shop and we were able to purchase the contents of the building which includes 8 sewing machines. The building has one office area of $650 sq. ft. and the remaining is production floor area. Management is currently looking for up to 5 independent contractors to work on orders for custom pillows at this location. We expect this to be accomplished in the next 60 to 90 days. The maximum number of pillows that could be produced per week at this location is estimated at 250 pieces.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the neck, head, donut, lumbar, decorative, throw and orthopedic pillows distribution business in any jurisdiction which we would conduct activities. All products imported from China and Hong Kong will be required to meet U.S. standards so we do not believe that regulation will have a material impact on the way we conduct our business.

Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Emerging Growth Company Status under the JOBS Act

Adaiah Distribution Inc. qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

The JOBS Act creates a new category of issuers known as "emerging growth companies." Emerging growth companies are those with annual gross revenues of less than $1 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

•	The first fiscal year after its annual revenues exceed $1 billion;

•	The first fiscal year after the fifth anniversary of its IPO;

•	The date on which the company has issued more than $1 billion in non-convertible debt during the previous three-year period; and

•	The first fiscal year in which the company has a public float of at least $700 million.

Financial and Audit Requirements

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may:

•	Provide only two rather than three years of audited financial statements in their IPO Registration Statement;

•

Provide selected financial data only for periods no earlier than those included in the IPO Registration Statement in all SEC filings, rather than the five years of selected financial data normally required;

•	Delay compliance with new or revised accounting standards until they are made applicable to private companies; and

•	Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor's attestation regarding the issuer's internal controls.

Offering Requirements

In addition, during the IPO offering process, emerging growth companies are exempt from:

•	Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;

•	Certain restrictions on communications to institutional investors before filing the IPO registration statement; and

•

The requirement initially to publicly file IPO Registration Statements. Emerging growth companies can confidentially file draft Registration Statements and any amendments with the SEC. Public filings of the draft documents must be made at least 21 days prior to commencement of the IPO "road show."

Other Public Company Requirements

Emerging growth companies are also exempt from other ongoing obligations of most public companies, such as:

•

The requirements under Section 14(i) of the Exchange Act and Section 953(b)(1) of the Dodd-Frank Act to disclose executive compensation information on pay-for-performance and the ratio of CEO to median employee compensation;

•	Certain other executive compensation disclosure requirements, such as the compensation discussion and analysis, under Item 402 of Regulation S-K; and

•	The requirements under Sections 14A(a) and (b) of the Exchange Act to hold advisory votes on executive compensation and golden parachute payments.

Smaller Reporting Company

We have already taken advantage of these reduced reporting burdens in this annual report, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Further, we may continue to take advantage of these reduced reporting requirements applicable to smaller reporting companies even if we no longer qualify as an "emerging growth company."

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We have elected to use the extended transition period provided above and therefore our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

ITEM 1A. RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

RISKS ASSOCIATED TO OUR BUSINESS

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE COMMENCED LIMITED OPERATIONS IN OUR BUSINESS. IT IS VERY LIKELY WE WILL INCUR SIGNIFICANT OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated on September 12, 2013 and to date have been involved primarily in organizational activities. We have commenced limited business operations. Accordingly, we have no way to evaluate the likelihood that our business will be successful. Potential investors should be aware of the difficulties normally encountered by new distribution companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. Prior to distribution of neck, head, donut, lumbar, decorative, throw and orthopedic pillows, we anticipate that we will incur increased operating expenses without realizing offsetting revenues. It is very likely that we will incur significant losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate sufficient operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE ARE SOLELY DEPENDENT UPON THE FUNDS TO BE RAISED IN OUR CURRENT OFFERING TO EXPAND OUR BUSINESS, THE PROCEEDS OF WHICH MAY BE INSUFFICIENT TO ACHIEVE SUSTAINED REVENUES AND PROFITABLE OPERATIONS. WE MAY NEED TO OBTAIN ADDITIONAL FINANCING WHICH MAY NOT BE AVAILABLE.

Our current operating funds are less than necessary to complete our intended operations in the distribution of neck, head, donut, lumbar, decorative, throw and orthopedic pillows. We need the proceeds from our current offering to commence activities that will allow us to move forward with our complete business plan. As of October 31, 2014, we had cash in the amount of $7,927 and liabilities of $5,198. As of this date, we have had limited operations and some income. The proceeds of our offering may not be sufficient for us to achieve sustained revenues and profitable operations. We may need additional funds to achieve a sales level where ongoing operations can be funded out of revenues. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

WE HAVE EARNED ONLY LIMITED REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE FINANCING. OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANT HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have accrued net gains of $22,710 for the period from our inception on September 12, 2013 to October 31, 2014, and have $91,307 in revenues as of this date. Our future is dependent upon our ability to obtain financing and upon future profitable operations in the neck, head, donut, lumbar, decorative, throw and orthopedic pillows distribution business. Further, the finances required to fully develop our plan cannot be predicted with any certainty and may exceed any estimates we set forth. These factors raise substantial doubt that we will be able to continue as a going concern. Hillary CPA Group, LLC, our independent registered public accounting firm, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountant’s comments when determining if an investment in Adaiah Distribution Inc. is suitable.

We require minimum funding of approximately $40,000 to conduct our proposed operations for a period of one year. If we are not able to raise this amount, or if we experience a shortage of funds prior to funding we may utilize funds loaned to us from Nikolay Titov, our officer and director, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses. However, Mr. Titov has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. After one year we may need additional financing. We do not currently have any arrangements for additional financing.

If we are successful in raising the funds from our offering, we plan to commence activities to expand our operations. We cannot provide investors with any assurance that we will be able to raise sufficient funds to expand our operations.

THE EFFECT OF THE RECENT ECONOMIC CRISIS MAY IMPACT OUR BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITIONS.

The recent global crisis has caused disruption and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted levels of consumer spending. These macroeconomic developments may affect our business, operating results or financial condition in a number of ways. For example, our potential customers may never start spending with us, may have difficulty paying us or may delay paying us for previously purchased items. A slow or uneven pace of economic recovery would negatively affect our ability to expand our distribution business and obtain financing.

BECAUSE WE WILL PURCHASE OUR PRODUCTS FROM CHINA AND HONG KONG, AND A LIMITED NUMBER OF SPECIALTY PILLOWS WILL BE PRODUCED IN OUR RUSSIAN MANUFACURING PLANT, A DISRUPTION IN THE DELIVERY OF IMPORTED PRODUCTS MAY HAVE A GREATER EFFECT ON US THAN ON OUR COMPETITORS.

We import the majority of our product from China and Hong Kong, with a limited number of specialty pillows produced in our Russian plant. Because we import the majority of our product and deliver it directly to our customers, we believe that disruptions in shipping deliveries may have a greater effect on us than on competitors who manufacture and/or warehouse products in the United States, Russia and the European Union. Deliveries of our products may be disrupted through factors such as:

(1)	raw material shortages, work stoppages, strikes and political unrest;

(2)	problems with ocean shipping, including work stoppages and shipping container shortages;

(3)	increased inspections of import shipments or other factors causing delays in shipments; and

(4)	economic crises, international disputes and wars.

Most of our competitors warehouse products they import from overseas, which allows them to continue delivering their products for the near term, despite overseas shipping disruptions. If our competitors are able to deliver products when we cannot, our reputation may be damaged and we may lose customers to our competitors.

FOREIGN CURRENCY FLUCTUATIONS COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION.

We currently purchase our products in U.S. dollars and plan to do so in the future. However, we source all of our products from China and Hong Kong and, as such; the cost of our pillow products may be affected by changes in the value of the Chinese Yuan and the Hong Kong Dollar. Due to our dependence on manufacturing operations in China and Hong Kong, changes in the value of the Chinese Yuan or Hong Kong Dollar may have a material impact on our supply channels and manufacturing costs. Changes in the currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. If we are unsuccessful in mitigating these risks, foreign currency fluctuations may have a material adverse impact on the results of our operations.

IF WE DO NOT ATTRACT CUSTOMERS, WE WILL NOT MAKE A PROFIT, WHICH ULTIMATELY WILL RESULT IN A CESSATION OF OPERATIONS.

Our sales to date have been to only one customer. We cannot guarantee we will be able to expand our customer base. Even if we obtain additional customers, there is no guarantee that we will sustain profits. If we cannot sustain profits, we will have to suspend or cease operations. You are likely to lose your entire investment if we cannot sell our neck, head, donut, lumbar, decorative, throw and orthopedic pillows at prices which generate a profit.

WE OPERATE IN A HIGHLY COMPETITIVE ENVIRONMENT, AND IF WE ARE UNABLE TO COMPETE WITH OUR COMPETITORS, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS AND PROSPECTS COULD BE MATERIALLY ADVERSELY AFFECTED.

We operate in a highly competitive environment. Our competition includes large, small and midsized companies, and many of them may distribute similar neck, head, donut, lumbar, decorative, throw and orthopedic pillows in our markets at competitive prices. This highly competitive environment could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, OUR MARKETING CAMPAIGN MAY NOT BE ENOUGH TO ATTRACT SUFFICIENT CUSTOMERS TO OPERATE PROFITABLY. IF WE DO NOT MAKE A PROFIT, WE WILL SUSPEND OR CEASE OPERATIONS.

Due to the fact we are small and do not have much capital, we must currently limit our marketing activities and may not be able to make our product known to potential customers. Because we will be limiting our marketing activities until we receive funding, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

BECAUSE THE COMPANY’S HEADQUARTER AND ASSETS ARE PRIMARILY LOCATED OUTSIDE THE UNITED STATES, IN LATVIA AND THE RUSSIAN FEDERATION, INVESTORS MAY EXPERIENCE DIFFICULTIES IN ATTEMPTING TO EFFECT SERVICE OF PROCESS AND TO ENFORCE JUDGMENTS BASED UPON U.S. FEDERAL SECURITIES LAWS AGAINST THE COMPANY AND ITS NON-U.S. RESIDENT OFFICER AND DIRECTOR.

While we are organized under the laws of State of Nevada, our officer and Director is a non-U.S. resident and our headquarters and assets are located outside the United States, our headquarters are in Latvia and our major asset, the sewing shop is located in the Russian Federation. Consequently, it may be difficult for investors to affect service of process on him in the United States and to enforce in the United States judgments obtained in United States courts against him based on the civil liability provisions of the United States securities laws, enforce in a Latvian court United States judgments based on the civil liability provisions of the United States securities laws or bring an original action against him in a Latvian court to enforce liabilities based upon the United States federal securities laws. Since all our assets will be located outside U.S. it may be difficult or impossible for U.S. investors to collect a judgment against us.

BECAUSE OUR OFFICER AND DIRECTOR WILL OWN 66.6% OR MORE OF OUR OUTSTANDING COMMON STOCK, IF MAXIMUM OFFERING SHARES ARE SOLD, HE WILL MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

If maximum offering shares will be sold, Mr. Titov, our president and director, will own 66.6% of the outstanding shares of our common stock. Accordingly, he will have full control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Titov may differ from the interests of the other stockholders and may result in corporate decisions that are disadvantageous to other shareholders.

In addition, sales of significant amounts of shares held by Mr. Titov, or the prospect of these sales, could adversely affect the market price and liquidity of our common stock. His stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

BECAUSE OUR CURRENT PRESIDENT HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Nikolay Titov, our president and director, currently devotes approximately twenty hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of Mr. Titov’s services to our company could negatively impact our business development. Mr. Titov does not owe fiduciary duties to any companies or entities other than Adaiah Distribution.

IF NIKOLAY TITOV, OUR PRESIDENT AND DIRECTOR, SHOULD RESIGN, WE WILL NOT HAVE A CHIEF EXECUTIVE OFFICER AND THAT COULD RESULT IN OUR HAVING TO SUSPEND OPERATIONS. IF THAT SHOULD OCCUR, YOU COULD LOSE YOUR INVESTMENT.

We depend completely on the services of our president and director, Nikolay Titov, for the future success of our business. The loss of the services of Mr. Titov could have an adverse effect on our business, financial condition and results of operations. If he should resign, we will not have a chief executive officer. If that should occur, until we find another person to act as our chief executive officer, our operations could be suspended. In that event it is possible you could lose your entire investment.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

We are required to file annual, quarterly and current reports, or other information with the SEC as provided by the Securities Exchange Act. We plan to contact a market maker immediately following the close of the offering and apply to have the shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. The costs associated with being a publicly traded company in the next 12 month will be approximately $10,000. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all. Also, if we are not able to pay the expenses associated with our reporting obligations we will not be able to apply for quotation on the OTC Bulletin Board.

OUR OFFICER AND DIRECTOR HAS NO EXPERIENCE MANAGING A PUBLIC COMPANY WHICH IS REQUIRED TO ESTABLISH AND MAINTAIN DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING.

Nikolay Titov, our director, has no experience managing a public company which is required to establish and maintain disclosure controls and procedures and internal control over financial reporting. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations, which are required for a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

ITEM 2. PROPERTIES.

Our business office is located at Poruka iela 3 Madona, LV-4801 Latvia. This is the office provided by our President and Director, Nikolay Titov. Our office is a part of a Mr. Titov’s residence. Our phone number is (775)375-5240. We do not pay any rent to Mr. Titov and there is no agreement to pay any rent in the future.

We currently have a two year lease, signed on October 30, 2013, for office space, which are located at 2809 Lerwick Road, Sacramento, CA 95821. Our independent sales representative currently utilizes the office space which has been minimally furnished until we receive funding. Our president and director, Nikolay Titov currently takes care of our administrative duties from his office in the Russian Federation. When we receive funding the U.S. office will be expanded with basic office equipment, which should not exceed $5,000 in expenses. The U.S. office, after we receive funding, will be used for communication with customers and distributors and hold all related samples and paperwork as well as serving as a shipping destination if necessary.

On January 28, 2014 we purchased for $16,940US a 1,969 sq. ft. building on approximately 2 acres of land located at 10 Oktyabrskaya St., Manchazh Settlement, Artinsky District, Sverdlovsk Oblast, Russia. The building was formerly used as a sewing shop and we were able to purchase the contents of the building which includes 8 sewing machines. The building has one office area of $650 sq. ft. and the remaining is production floor area. Management is currently looking for up to 5 independent contractors to work on orders for custom pillows at this location. We expect this to be accomplished in the next 60 to 90 days. The maximum number of pillows that could be produced per week at this location is estimated at 250 pieces.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is not listed on a public exchange or quoted over-the-counter. We intend to seek to have our shares of common stock quoted on the Over-the Counter Bulletin Board. In order to be quoted on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, nor can there be any assurance that such an application for quotation will be approved.

Holders of our Common Stock

As of October 31, 2014, there was 1 registered stockholder, holding 4,000,000 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company issued 4,000,000 shares of common stock to the Company’s sole director and officer for total cash proceeds of $4,000 on October 28, 2013.

At October 31, 2014, there were 4,000,000 shares of common stock issued and outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our cash balance was $7,927 as of October 31, 2014 with $5,198 in liabilities. Our cash balance is not sufficient to fund our limited levels of operations for any period of time without further revenue or proceeds from the offering. We have may utilize funds from Nikolay Titov, our president and director, who has informally agreed to advance funds to allow us to pay for filing and professional fees. Mr. Titov, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve month period, we require a minimum of $40,000 of funding from our current offering. Being a development stage company, we have a limited operating history but have meaningfully commenced business operations based upon the amount of revenue we have been able to generate. After the initial twelve month period we may need additional financing. We do not currently have any arrangements for additional financing. Our principal executive offices are located at Poruka eila Madona, LV-4801 Latvia. Our phone number is (775)375-5240.

We are a development stage company and have generated $91,307 in revenue from inception (September 12, 2013) through October 31, 2014. The revenue was the result of pillow sales. The sales were made by our independent sales representatives who contacted the distributors and stores directly and then the purchases were made from suppliers we have agreements with. The customers are allowed to return the products within 30 days for a refund, if the packages are unopened. The initial customers were generated by an internet search for distributors and stores and then follow up calls and e-mails. There were no pre-existing relationships with the customers. We have begun initial marketing efforts via our website and the sales representatives contacting potential customers.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

The maximum aggregate amount of our current offering will be required to fully implement our business plan. If we do not receive any proceeds from the offering the minimum amount of $40,000 we require to operate for the next 12 months may be loaned to us by Mr. Titov, who has informally agreed to advance us funds, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

To meet our need for cash we are attempting to raise money from tour current offering. If we are unable to successfully find customers we may quickly use up the proceeds from the offering and will need to find alternative sources. At the present time, we have not made any arrangements to raise additional cash, other than through the offering.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Even if we raise $80,000 from the offering we may need more funds for business operations in the next year, and we will have to revert to obtaining additional money.

PLAN OF OPERATION

We are currently concentrating our efforts on raising capital. During this period, our operations will be limited due to the limited amount of funds on hand. Upon completion of our public offering, our specific goal is to profitably distribute neck, head, donut, lumbar, decorative, throw and orthopedic pillows. Our plan of operations following the completion is as follows:

Expand our U.S. Office

Month 1-2

We currently have a two year lease, signed on October 30, 2013, for office space, which is located at 2809 Lerwick Road, Sacramento, CA 95821. The monthly rent is $400. Our independent sales representative currently utilizes the office space which has been minimally furnished until we receive funding. Our president and director, Nikolay Titov currently takes care of our administrative duties from his office in the Russian Federation. When we receive funding the U.S. office will be expanded with basic office equipment, the cost of the equipment should not exceed $5,000 in expenses, if we receive full funding. The U.S. office, after we receive funding, will be used for communication with customers and distributors and hold all related samples and paperwork as well as serving as a shipping destination if necessary.

Develop Our Website

Month 2-5

During this period, we intend to begin developing our website. Our president and director, Nikolay Titov, will be in charge of registering our web domain. Once we register our web domain, we plan to hire a web designer to help us with the design and develop our website. We do not have any written agreements with any web designers at current time. The website development costs, including site design and implementation will be $0-$3,000. Updating and improving our website will continue throughout the lifetime of our operations.

Development and manufacturing of the product

Month 3-6

During this period, our suppliers will begin to develop and manufacture custom made neck, head, donut, lumbar, decorative, throw and orthopedic pillows, per specific customer specifications, which we are going to distribute to those specific customers. We do not have those customers yet, but expect to have them in the near future. Right now we are focusing on distributing ready made products from our suppliers, however we have produced a small number of custom pillows in our sewing shop and sold those in the quarter ended April 30, 2014. We will have to pay for development of the products: design of the pillow cover components and design of the product, and must pay for manufacturing of the samples, we anticipate these costs to be between $0 and $5,500.

Establish relationship with Distributors and Operators

Month 6-12

We have already identified major distributors of neck, head, donut, lumbar, decorative, throw and orthopedic pillows in the USA and intend to market directly to these distributors upon completion of Public Offering. The initial list of distributors we obtained using internet. Once they were identified our independent salespeople made contact via telephone or e-mail. Future distributors we are planning to obtain via expo and trade shows. We are planning to focus our business plan on the USA, Russia and the European Union for next year to establish relationship with major distribution companies, after that, depending on the success of our U.S. operations; we may expand to Canada and Mexico using the same strategy.

Our main clients are distributors but in some areas there are no distributors so we will sell directly to the public. Most of the revenue will be received from distributors as they are our main target market.

 In places where no distributors are located we are planning to market our products using these resources:

-	Internet advertising (Google AdSence)

-	Magazine advertising (Design Trade magazine)

-	Expo Show (TransWorld's Jewelry, Fashion & Accessories Show)

Marketing

Month 7-12

We plan to advertise through trade shows, a key component of our overall marketing campaign. Average trade show cost is about $3,700 for a booth and $3,000 to deliver goods – at least two shows per year .We also plan to print catalogues and flyers ($700) and mail them to potential customers. We intend to use marketing strategies, such as web advertisements ($2,000), direct mailing ($300), and phone calls to acquire potential customers. We intend to spend between $1,200 and $26,000 on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations.

Hire a Salesperson

Month 8-12

If we sell all shares in the offering, we intend to hire a salesperson with experience and an established network in the pillow industry. Their job would be to find new potential customers and to execute agreements with them to buy our neck, head, donut, lumbar, decorative, throw and orthopedic pillows. Estimated cost is approximately $10,000.

Other expenses

Other expenses will include hotels, traveling and miscellaneous shipping costs. The estimated cost of other expenses is between $0 and $6,700.

Estimated Expenses for the Next Twelve Month Period

	If 25% of Shares Sold	If 50% of Shares Sold	If 75% of Shares Sold	If 100% of Shares Sold
SHARES SOLD	500,000	1,000,000	1,500,000	2,000,000
GROSS PROCEEDS	$20,000	$40,000	$60,000	$80,000
TOTAL OFFERING EXPENSES	9,000	9,000	9,000	9,000
NET AFTER OFFERING EXPENSES	11,000	31,000	51,000	71,000

EXPENDITURES(1)
Legal & Professional Fees	5,000	10,000	10,000	10,000
Office Lease & Expansion	4,800	7,800	8,800	9,800
Web site development & testing	-	1,000	2,000	3,000
Product development	-	3,500	4,500	5,500
Marketing/Advertising & Salesperson	1,200	6,000	21,000	36,000
Misc. Expenses & Shipping	-	2,700	4,700	6,700
	11,000	31,000	51,000	71,000

Net Remaining Balance	-0-	-0-	-0-	-0-

_________

(1) Expenditures for the 12 months following the completion of the Offering. The expenditures are categorized by significant area of activity.

In summary, if we are able to complete the offering and commence operation of which there is no guarantee, during 1-6 months we should have expanded our U.S. office, developed our website and our neck, head, donut, lumbar, decorative, throw and orthopedic pillow distributors for first customers with their own specifications. After this point we should be ready to start more significant operations and generate operations sustaining revenue. During months 6-12 we will be developing our marketing campaign. Nikolay Titov, our president and director will be devoting approximately twenty hours per week to our operations. Once we expand operations after funding, of which there is no guarantee, and are able to attract more and more customers to buy our products, Mr. Titov has agreed to commit more time as required.

Our suppliers will continue to sell product to us which we will in turn sell directly to stores and also to distributors of pillow products. We will order and sell both non-custom “off the shelf” pillows offered by our suppliers and also offer custom order products, first on a small scale, produced in our sewing shop in Russia and eventually on a larger scale when we are able to negotiate large orders with our suppliers after we receive funding from the Offering, of which there is no guarantee.

We purchased a sewing shop in Russia on January 28, 2014 which will allow us to offer all types of custom made pillows. We will begin using this facility in the next 3-6 months when we start getting more requests for custom orders. Prior to us obtaining the shop our suppliers in China were quoting very high prices for the smaller volume custom pillows. Now we will be able to fulfill smaller custom orders at a lower cost. This facility will only be used to fulfill orders for custom pillows. No portion of the offering will be used for this facility.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about us upon which to base an evaluation of our performance. We have meaningfully commenced business operations based upon the amount of revenue we have been able to generate. We are in start-up stage operations and have generated $91,307 in revenue. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on September 12, 2013 to the year ended October 31, 2013

During the period we incorporated the company, prepared a business plan and signed contracts with Ningbo Hounuo Plastic Co., LTD, Hangzhou Yintex Co., Ltd, Suemon Furniture Co., Ltd, Vision Industry Co., Ltd and E&O International Trade Co., Ltd. Our loss as of October 31, 2013 was $12.

We had generated no revenue through October 31, 2013. We recorded $21,800 in deferred revenue as the product had not been delivered to the client as of October 31, 2014. We had $12 in general and administrative expense.

From Inception on September 12, 2013 to July 31, 2014

During the period we incorporated the company, prepared a business plan and signed contracts with Ningbo Hounuo Plastic Co., LTD, Hangzhou Yintex Co., Ltd, Suemon Furniture Co., Ltd, Vision Industry Co., Ltd and E&O International Trade Co., Ltd. Our gain since inception is $22,710. We have meaningfully commenced our proposed business operations and will continue to do so until we have completed our offering and beyond.

We had generated $91,307 in revenue through October 31, 2014. Our cost of sales was $52,530 which included $49,350 in pillow purchases and $3,180 in sales commissions. Our independent salespeople are paid a commission of 10% of the initial sale to the customer. Commissions are not paid on any re-orders from the same customer. In this way we encourage new sales instead of the salesperson making one sale and getting paid from it during the lifetime of the customer account. The revenue was the result of pillow sales. The sales were made by our independent sales representatives who contacted the distributors and stores directly and then the purchases were made from suppliers we have agreements with. Right now we are focusing on distributing ready made products from our suppliers, however we have produced a number of custom pillows in our sewing shop.

Management believes that the current level of revenue will continue at the same pace but in order to expand and grow per our business plan we will need the funds from the offering to do so.

Since inception, we have sold 4,000,000 shares of common stock to our officer for net proceeds of $4,000.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2014, the Company had $7,927 cash and our liabilities were $5,198. The available capital reserves of the Company and anticipated revenue are sufficient for the Company to remain operational but not enough to expand and grow our operations per the business plan.

Since inception, we have sold 4,000,000 shares of common stocks to our officer, at a price of $0.001 per share, for aggregate proceeds of $4,000.

We are attempting to raise funds to proceed with our plan of operation. To proceed with our operations within 12 months, we need a minimum of $40,000.We cannot guarantee that we will be able to sell all the shares required to satisfy our 12 months financial requirement. If we are successful, any money raised will be applied to the items set forth in the Use of Proceeds section of this prospectus. We will attempt to raise at least the minimum funds necessary to proceed with our plan of operation.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. While we have minimal revenues as of this date, no substantial revenues are anticipated until we have completed the financing from the offering and implemented our full plan of operations. We must raise cash to implement our strategy to grow and expand per our business plan. The minimum amount of the offering will likely allow us to operate for at least one year and have the capital resources required to cover the material costs with becoming a publicly reporting. The company anticipates over the next 12 months the cost of being a reporting public company will be approximately $10,000.

We are highly dependent upon the success of the offering, as described herein. Therefore, the failure thereof would result in the need to seek capital from other resources such as taking loans, which would likely not even be possible for the Company. However, if such financing were available, because we are a development stage company with no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing. If the Company cannot raise additional proceeds via a private placement of its equity or debt securities, or secure a loan, the Company would be required to cease business operations. As a result, investors would lose all of their investment.

Management believes that current trends toward lower capital investment in start-up companies, volatility in neck, head, donut, lumbar, decorative, throw and orthopedic pillows distribution market pose the most significant challenges to the Company’s success over the next year and in future years. Management believes the volatility in the market is based on various factors including the number of suppliers and distributors, the number of companies selling in this market, price fluctuations, shipping costs and other issues we may have to address. Management’s belief is based on common business factors, some suppliers may go out of business unexpectedly, the number of suppliers could decrease, the number of the sellers (like our company) could increase and we will have to adjust our prices according to competition, as we cannot guarantee that we will be able to sell our product at our current prices: someone may undercut our prices and sell for less. We may have to adjust and also sell for less, to stay in business. Also, shipping costs might go up due to fuel costs, shipper logistics requiring more money to operate, etc. This too may cause an increase in our prices. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement the business plan and may impede the speed of its operations.

Summary of significant accounting policies:

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2014.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Revenue Recognition

The company follows the guidelines of ASC 605-15 for revenue recognition. Revenue is recognized when the product has been prepaid by the customer, shipped from either Adaiah Distribution or one of our vendors and the product has been delivered and signed for by the customer as evidenced by the shipping company. Customers are allowed to return the products within 30 days for a refund, if the packages are unopened.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ADAIAH DISTRIBUTION, INC.

FINANCIAL STATEMENTS

With Independent Registered Public Accountant Report

October 31, 2014

Report of Independent Registered Public Accountant

To the Board of Directors and Shareholders

Adaiah Distribution

Gardnerville, Nevada

We have audited the accompanying balance sheet of Adaiah Distribution, Inc. (a Nevada corporation) as of October 31, 2014 and 2013, and the related statements of operations, stockholders' equity, and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, at October 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

David L. Hillary, Jr., CPA, CITP

Noblesville, Indiana

January 4, 2015

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	October 31, 2014	October 31, 2013
	(Audited)	(Audited)

CURRENT ASSETS
Cash	$7,927	$25,817
Inventory	$-	$16,350
TOTAL CURRENT ASSETS	$7,927	$42,167

FIXED ASSETS
Furniture and Equipment	$8,000	$-
Accumulated Depreciation	$(536)	$-
Sewing Shop	$16,940	$-
Accumulated Depreciation	$(423)	$-
TOTAL FIXED ASSETS	$23,981	$-
TOTAL ASSETS	$31,908	$42,167

LIABILITIES
Current Liabilities:
Accounts Payable	$-	$16,350
Deferred Tax Liability	$3,894
Deferred Revenue	$-	$21,800
Loan Payable - Related Party	$1,304	$29
TOTAL LIABILITIES	$5,198	$38,179

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 4,000,000 shares issued and outstanding at October 31, 2014 and 2013, respectively	$4,000	$4,000
Profit (loss) accumulated during the development stage	$22,710	$(12)
Total Stockholders' Equity	$26,710	$3,988
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,908	$42,167

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Audited)

		From Inception
	Year Ended	September 12, 2013 to
	October 31, 2014	October 31, 2014
REVENUES
Sales:
Merchandise Sales	$91,307	$91,307
Total Income	$91,307	$91,307

Cost of Goods Sold:
Pillow Purchases	$49,350	$49,350
Sales Commission	$3,180	$3,180
Total Cost of Goods Sold	$52,530	$52,530

Gross Profit	$38,777	$38,777

Operating Expenses:
Depreciation & Amortization	$959	$959
General and administrative	$11,202	$11,214
Total Expenses	$12,161	$12,173

Income Before Income Tax	$26,616	$26,604

Provision for Income Tax	$3,894	$3,894

Net Income for Period	$22,722	$22,710

Net gain (loss) per share:
Basic and diluted	$0.0057	$0.0057

Weighted average number of shares outstanding:
Basic and diluted	$4,000,000	$4,000,000

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Audited)

		From inception
	Year Ended	September 12, 2013 to
	October 31, 2014	October 31, 2014
Operating activities:
Net profit	$22,722	$22,710
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Increase (decrease) in Accounts Payable	$(16,350)	$-
Increase (decrease) in Inventory	$16,350	$-
Increase (decrease) in Deferred Revenue	$(21,800)	$-
Increase (decrease) in Depreciation	$959	$959
Increase (decrease) in Deferred Tax Liability	$3,894	$3,894
Net cash provided by operating activities	$5,775	$27,563

Financing activities:
Proceeds from issuance of common stock	$-	$4,000
Due to related party	$1,275	$1,304
Net cash provided by financing activities	$1,275	$5,304

Investing activities:
Furniture and Equipment	$(8,000)	$(8,000)
Sewing Shop	$(16,940)	$(16,940)
Net cash provided by investing activities	$(24,940)	$(24,940)
Net increase in cash	$(17,890)	$7,927

Cash, beginning of period	$25,817	$-
Cash, end of period	$7,927	$7,927

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
From Inception September 12, 2013 to October 31, 2014

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Gain (Deficit)	Equity

Balance, September 12, 2013 (Inception)	-	$-	$-	$-	$-

Common Shares issued:
for cash on October 28, 2013	4,000,000	4,000	-		4,000

Net gain (loss) October 31, 2013				(12)	(12)
Balance, October 31, 2013	4,000,000	$4,000	$-	$(12)	$3,988

Net gain (loss) October 31, 2014	-	-	-	22,722	22,722
Balance, October 31, 2014	4,000,000	$4,000	$-	$22,710	$26,710

The accompanying notes are an integral part of these financial statements

Adaiah Distribution Inc.
Notes to the Financial Statements

October 31, 2014

Note 1: Organization and Basis of Presentation

Adaiah Distribution, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on September 12, 2013.

The Company is in the development phase and intends to distribute custom pillows. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of October 31, 2013 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Adaiah Distribution,” “we,” “us,” “our” or the “company” are to Adaiah Distribution, Inc.

Note 2: Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2014.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Revenue Recognition

The company follows the guidelines of ASC 605-15 for revenue recognition. Revenue is recognized when the product has been prepaid by the customer, shipped from either Adaiah Distribution or one of our vendors and the product has been delivered and signed for by the customer as evidenced by the shipping company. Customers are allowed to return the products within 30 days for a refund, if the packages are unopened.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 3: Property and Equipment

Property and equipment consist of:

	October 31, 2014	October 31, 2013
Furniture & Equipment	$8,000	$-
Sewing Shop	$16,940	$-
Accumulated Depreciation	$(959)	$-
	$23,981	$-

Depreciation expense incurred during the year ended October 31, 2014 was $959.

Property, plant and equipment are stated at cost. The Company utilizes MACRS 200 DB HY – 7 years for furniture and fixture depreciation and ADS straight-line – 40 years for the sewing shop depreciation over the estimated useful lives of the assets.

Note 4: Concentrations

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

Nikolay Titov, the Director and President of the Company, has from time to time loaned the Company funds for operational costs. The amount, $1,304 at October 31, 2014, is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

Note 7: Capital Stock

On October 28, 2013 the Company authorized 75,000,000 shares of commons stock with a par value of $0.001 per share.

On October 28, 2013 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000.00.

As of October 31, 2014 there were no outstanding stock options or warrants.

Note 8: Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Note 9: Related Party Transactions

The Company neither owns nor leases any real or personal property. The director of the Company provides office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

The Company has a related party transaction involving a significant shareholder. The nature and details of the transaction are described in Note 6.

Note 10: Subsequent Events

The Company has evaluated events subsequent to the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that other than the event noted below, no other subsequent events occurred that require recognition or disclosure in the financial statements.

In November 2014 a total of 1,000,000 shares were sold to a total of 30 shareholders for $.04 per share for total proceeds of $40,000. The shares were registered pursuant to a Registration Statement on Form S-1 as filed with the Securities and Exchange Commission that was declared effective on November 3, 2014.

Note 11: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended October 31, 2014, the Company had a net gain from operations of $22,710. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from a current offering of common stock pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of October 31, 2014, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended October 31, 2014 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of October 31, 2014.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

Subsequent Event to the October 31, 2014 Financial Statements

In November 2014 we sold a total of 1,000,000 shares to a total of 30 shareholders for $.04 per share for total proceeds of $40,000. The shares were registered pursuant to a Registration Statement on Form S-1 as filed with the Securities and Exchange Commission that was declared effective on November 3, 2014.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and title of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Nikolay Titov Poruka iela 3 Madona LV-4801 Latvia	53	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Nikolay Titov has acted as our President, Treasurer and sole Director since our incorporation on September 12, 2013.

Mr. Titov’s education:

- Moscow State Technical University of Civil Aviation, Russian Federation - 1969

Mr. Titov’s work experience:

- airport engineer in Russian Federation 1969-2005

For last eight years he has been managing his own tourist and hotel hospitality and furnishings supply company Welcome Home Co.

During the past ten years, Mr. Titov has not been the subject of the following events:

1.	Any bankruptcy petition filed by or against any business of which Mr. Titov was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Titov’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

TERM OF OFFICE

Directors of the company are appointed to hold office until the next annual meeting of our stockholders or until a respective successor is elected and qualified, or until resignation or removal in accordance with the provisions of the Nevada Revised Statues. Officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, Nikolay Titov, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Stockholder Communications with the Board of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort will be made to ensure that the views of stockholders are heard by the Board of Directors, and that appropriate responses are provided to stockholders in a timely manner. Our Board will continue to monitor whether it would be appropriate to adopt such a process.

Code of Ethics

We have not adopted a code of ethics that applies to our officer, director and employee. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, Treasurer and Secretary (collectively, the “Named Executive Officer”) from inception on September 12, 2013 until October 31, 2014:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Nikolay Titov, President, Secretary and Treasurer	September 12, 2013 to October 31, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

Mr. Titov currently devotes approximately twenty hours per week to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company.

Director Compensation

The following table sets forth director compensation as of October 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Nikolay Titov	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 31, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Nikolay Titov Poruka iela 3 Madona LV-4801 Latvia	4,000,000 shares of common stock (direct)	100%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of July 31, 2014, there were 4,000,000 shares of our common stock issued and outstanding.

Future Sales by Existing Stockholders

A total of 4,000,000 shares have been issued to the existing stockholder, all of which are held by an officer/director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

Rule 144(i)(1) states that the Rule 144 safe harbor is not available for the resale of securities “initially issued” by a shell company (other than a business combination related shell company) or an issuer that has “at any time previously” been a shell company (other than a business combination related shell company). Consequently, the Rule 144 safe harbor is not available for the resale of such securities unless and until all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale.

Any sale of shares held by the existing stockholder (after applicable restrictions expire) and/or the sale of shares purchased in our recent offering, may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On October 28, 2013, we issued a total of 4,000,000 shares of restricted common stock to Nikolay Titov, our president and director in consideration of $4,000.

As of October 31, 2014 there is a loan payable to Mr. Titov in the amount of $1,304 for expenses he has paid on behalf of the Company. The loan bears no interest and is payable on demand.

Our officer and director may be considered a promoter of the Company due to his participation in and management of the business since our incorporation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended October 31, 2014, the total fees billed for audit-related services was $1,000, for tax services was $0 and for all other services was $0.

During the year ended October 31, 2013, the total fees billed for audit-related services was $0, for tax services was $0 and for all other services was $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this registration statement:

Exhibit Number	Description

3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)

3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

______________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAIAH DISTRIBUTION INC.

Date: January 9, 2015	By:	/s/ Nikolay Titov
Nikolay Titov
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

