Form 10-Q
period 2015-01-31
Adaiah Distribution Inc
filed 2015-03-13
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

Commission file number 000-55369

ADAIAH DISTRIBUTION INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

Poruka iela 3 Madona

LV-4801 Latvia

(Address of principal executive offices, including zip code.)

(775) 375-5240

(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of February 25, 2015.

ITEM 1.   FINANCIAL STATEMENTS

Report of Independent Registered Public Accountant

To the Board of Directors and Shareholders

Adaiah Distribution

Gardnerville, Nevada

We have reviewed the accompanying balance sheet, income statement, and statement of cash flow of Adaiah Distribution, Inc. as of January 31, 2015 for the three months then ended. This interim financial information is the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statement for it to be in conformity with U.S. generally accepted accounting principles.

David L. Hillary, Jr., CPA, CITP

Hillary CPA Group, LLC

Noblesville, Indiana

February 26, 2015

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	January 31, 2015	October 31, 2014
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$27,042	$7,927
TOTAL CURRENT ASSETS	$27,042	$7,927

FIXED ASSETS
Furniture and Equipment	$8,000	$8,000
Accumulated Depreciation	$(643)	$(536)
Sewing Shop	$16,940	$16,940
Accumulated Depreciation	$(529)	$(423)
TOTAL FIXED ASSETS	$23,768	$23,981
TOTAL ASSETS	$50,810	$31,908

LIABILITIES

Current Liabilities:
Accounts Payable	$-	$-
Deferred Tax Liability	$3,894	$3,894
Deferred Revenue	$-	$-
Loan Payable - Related Party	$1,415	$1,304
TOTAL LIABILITIES	$5,309	$5,198

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value;
5,000,000 and 4,000,000 shares issued and outstanding
at January 31, 2015 and October 31, 2014	$5,000	$4,000
Additional Paid-In Capital	$39,000	$-
Profit (loss) accumulated during the development stage	$1,501	$22,710
Total Stockholders' Equity	$45,501	$26,710
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,810	$31,908

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	From Inception September 12, 2013 to
	January 31, 2015	January 31, 2014	January 31, 2015
REVENUES
Sales:
Merchandise Sales	$30,141	$21,800	$121,448
Total Income	$30,141	$21,800	$121,448

Cost of Goods Sold:
Pillow Purchases	$31,131	$16,350	$80,482
Sales Commission	$-	$2,180	$3,180
Total Cost of Goods Sold	$31,131	$18,530	$83,662

Gross Profit	$(990)	$3,270	$37,786

Operating Expenses:
Depreciation & Amortization	$213	$107	$1,172
Charitable Donations	$3,461	$-	$3,461
Research & Development	$5,550	$-	$5,550
General and administrative	$10,997	$4,222	$22,210
Total Expenses	$20,221	$4,329	$32,393

Net Operating Income	$(21,211)	$(1,059)	$5,393

Other Income/(Expense)
Interest Income	$2	$-	$2
Total Other Income/(Expense)	$2	$-	$2

Provision for Income Tax	$-	$2,586	$3,894

Net Income for Period	$(21,209)	$(3,645)	$1,501

Net gain (loss) per share:
Basic and diluted	$(0.0042)	$(0.0009)	$0.0003

Weighted average number of shares outstanding:
Basic and diluted	$5,000,000	$4,000,000	$5,000,000

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended	From inception September 12, 2013 to
	January 31, 2015	January 31, 2014	January 31, 2015
Operating activities:
Net profit	$(21,209)	$(3,646)	$1,501
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Increase (decrease) in Accounts Payable	$-	$(16,350)
Increase (decrease) in Inventory	$-	$16,350
Increase (decrease) in Deferred Revenue	$-	$(3,600)
Increase (decrease) in Depreciation	$213	$107	$1,172
Increase (decrease) in Deferred Tax Liability	$-	$2,586	$3,894
Net cash provided by operating activities	$(20,996)	$(907)	$6,567

Financing activities:
Proceeds from issuance of common stock	$40,000	$-	$44,000
Due to related party	$111	$-	$1,415
Net cash provided by financing activities	$40,111	$-	$45,415

Investing activities:
Furniture and Equipment	$-	$(3,000)	$(8,000)
Sewing Shop		$(16,940)	$(16,940)
Net cash provided by investing activities	$-	$(19,940)	$(24,940)
Net increase in cash	$19,115	$(24,492)	$27,042

Cash, beginning of period	$7,927	$25,817	$-
Cash, end of period	$27,042	$1,325	$27,042

The accompanying notes are an integral part of these financial statements

Adaiah Distribution Inc.

Notes to the Financial Statements

January 31, 2015

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

The accompanying unaudited interim financial statements of Adaiah Distribution, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement on Form S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended October 31, 2015 as reported in the Registration Statement on Form S-1 have been omitted.

Unless the context otherwise requires, all references to “Adaiah Distribution,” “we,” “us,” “our” or the “company” are to Adaiah Distribution, Inc. and any subsidiaries.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2014.

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

Revenue Recognition

The company follows the guidelines of ASC 605-15 for revenue recognition. Customers are allowed to return the products within 30 days for a refund, if the packages are unopened. The company uses standard written sales orders and purchase orders that specify that title of the products shift from the company to the customer when delivered to the customer and evidenced by the completed shipping documents. The company recognizes revenue when the completed shipping documents are produced.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 3: Property and Equipment

Property and equipment consist of:

	January 31, 2015	October 31, 2014

Facilities	$16,940	$16,940
Furniture & Equipment	$8,000	$8,000
	$24,940	$24,940
Less: accumulated depreciation	$(1,172)	$(959)
	$23,768	$23,981

Depreciation expense incurred during the three months ended January 31, 2015 was $213.

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

Note 6: Debt

On October 21, 2013, Nikolay Titov, the Director and President of the Company, made the initial deposit to the Company bank account in the amount $29 which is being carried as a loan payable. Additional loans of $540 and $111 were made on July 31, 2014 and December 16, 2014 respectively. The loans are non-interest bearing, unsecured and due upon demand.

Note 7: Capital Stock

On October 28, 2013 the Company authorized 75,000,000 shares of commons stock with a par value of $0.001 per share.

On October 28, 2013 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000.00.

During January 2015 the Company issued 1,000,000 shares of common stock to a total of 30 shareholders for $0.04 per share for total proceeds of $40,000.00. The shares were registered pursuant to a Registration Statement on Form S-1 as filed with the Securities and Exchange Commission that was declared effective on November 3, 2014.

As of January 31, 2015 there were no outstanding stock options or warrants.

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

The company has made a provision for income taxes of $3,894.00 as of January 31, 2015.

Note 9: Related Party Transactions

The Company neither owns nor leases any real or personal property. The director of the Company provides office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

The Company has a related party transactions involving a significant shareholder. The nature and details of the transaction are described in Note 6.

Note 10: Subsequent Events

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

Note 11: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended January 31, 2015, the Company had a cumulative net gain of $1,501. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from an offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this report, unless otherwise specified, all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", “Adaiah" and “Adaiah Distribution” mean Adaiah Distribution Inc., unless the context clearly requires otherwise.

Results of Operations

Our total assets at January 31, 2015 were $50,810, which was comprised of $27,042 cash in the bank and $23,768 in furniture and equipment and a sewing shop. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $10,000 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

In January 2015, the Company issued 1,000,000 shares of common stock to 30 independent persons pursuant to the Registration Statement on Form S-1 for total cash proceeds of $40,000.

Our revenue for the three months ended January 31, 2015 and 2014 was $30,141 and $21,800, respectively. Our cost of goods sold for the three months ended January 31, 2015 and 2014 was $31,131 and $18,530 resulting in a gross profit (loss) of $(991) and $3,270, respectively. Our operating expenses for the three months ended January 31, 2015 and 2014 were $20,220 and $4.330, respectively resulting in a net income (loss) of $(21,209) and $(3,646), respectively.

Our revenue from inception through January 31, 2015 was $121,448. Our cost of goods sold for the same period was $83,661 resulting in a gross profit of $37,786. Our operating expenses for the same period were $32,393, with interest income of $2 and provision for income tax $3,894, resulting in a net income of $1,501.

As of January 31, 2015, there is a total of $1,415 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through January 31, 2015. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	1/31/2015

Cash	$27,042
Total assets	$50,810
Total liabilities	$5,309
Stockholder’s equity	$45,501

Plan of Operation for the next 12 months

Based upon the 50% completion of our recent offering, our plan of operations for the next twelve months is as follows:

Expand our U.S. Office

Month 1-2

Our U.S. office is located at 2809 Lerwick Road, Sacramento, CA 95821. Our independent sales representative currently utilizes the office space which has until now been minimally furnished. Our president and director, Nikolay Titov currently takes care of our administrative duties from his office in Latvia. The U.S. office will be expanded with basic office equipment; the cost of the equipment should not exceed $3,000 in expenses. The U.S. office will be used for communication with customers and distributors and hold all related samples and paperwork as well as serving as a shipping destination if necessary.

Develop Our Website

Month 2-5

During this period, we intend to begin developing our website. Our president and director, Nikolay Titov, will be in charge of registering our web domain. Once we register our web domain, we plan to hire a web designer to help us with the design and develop our website. We do not have any written agreements with any web designers at current time. The website development costs, including site design and implementation will be $1,000. Updating and improving our website will continue throughout the lifetime of our operations.

Development and manufacturing of the product

Month 3-6

During this period, our suppliers will begin to develop and manufacture custom made neck, head, donut, lumbar, decorative, throw and orthopedic pillows, per specific customer specifications, which we are going to distribute to those specific customers. We do not have those customers yet, but expect to have them in the near future. Right now we are focusing on distributing ready made products from our suppliers, however we have produced a small number of custom pillows in our sewing shop and sold those in the quarter ended April 30, 2014. We will have to pay for development of the products: design of the pillow cover components and design of the product, and must pay for manufacturing of the samples, we anticipate these costs to be approximately $3,500.

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

 In places where no distributors are located we are planning to market our products using these resources:

- Internet advertising (Google AdSence)

- Magazine advertising (Design Trade magazine)

- Expo Show (TransWorld's Jewelry, Fashion & Accessories Show)

Marketing

Month 7-12

We plan to advertise through trade shows, a key component of our overall marketing campaign. Average trade show cost is about $3,700 for a booth and $3,000 to deliver goods – at least two shows per year .We also plan to print catalogues and flyers ($700) and mail them to potential customers. We intend to use marketing strategies, such as web advertisements ($2,000), direct mailing ($300), and phone calls to acquire potential customers. We intend to spend approximately $6,000 on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations.

Other expenses

Other expenses will include hotels, traveling and miscellaneous shipping costs. The estimated cost of other expenses is approximately $2,700.

Estimated Expenses for the Next Twelve Month Period

SHARES SOLD	1,000,000
GROSS PROCEEDS	$40,000
TOTAL OFFERING EXPENSES	9,000
NET AFTER OFFERING EXPENSES	31,000

EXPENDITURES(1)
Legal & Professional Fees	10,000
Office Lease & Expansion	7,800
Web site development & testing	1,000
Product development	3,500
Marketing/Advertising & Salesperson	6,000
Misc. Expenses & Shipping	2,700
31,000

Net Remaining Balance	-0-

_________

(1) Expenditures for the 12 months following the completion of the Offering. The expenditures are categorized by significant area of activity.

In summary, during the next 6 months we should have expanded our U.S. office, developed our website and our neck, head, donut, lumbar, decorative, throw and orthopedic pillow distributors for first customers with their own specifications. After this point we should be ready to start more significant operations and generate operations sustaining revenue. During months 6-12 we will be developing our marketing campaign. Nikolay Titov, our president and director will be devoting approximately twenty hours per week to our operations. If we are able to expand operations attract more and more customers to buy our products, Mr. Titov has agreed to commit more time as required.

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

Liquidity and Capital Resources

At January 31, 2015 the Company had $27,042 in cash and there were outstanding liabilities of $5,309. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2015.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 000-55369, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adaiah Distribution Inc.
Registrant

Date: March 13, 2015	By	/s/ Nikolay Titov
Nikolay Titov
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

