Form 10-Q
period 2015-04-30
Adaiah Distribution Inc
filed 2015-06-11
CIK 1593204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of June 3, 2015

ITEM 1.   FINANCIAL STATEMENTS

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

(Unaudited)

FOR THE QUARTERS ENDED APRIL 30, 2015 AND APRIL 30, 2014

2

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accountant

To the Board of Directors and Shareholders

Adaiah Distribution

Gardnerville, Nevada

We have reviewed the accompanying balance sheet, income statement, and statement of cash flow of Adaiah Distribution, Inc. as of April 30, 2015 for the three and six months then ended. This interim financial information is the responsibility of the Company's management.

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

David L. Hillary, Jr., CPA, CITP

Noblesville, Indiana

May 29, 2015

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

	April 30, 2015	October 31, 2014
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$2,928	$7,927
TOTAL CURRENT ASSETS	$2,928	$7,927

FIXED ASSETS
Furniture and Equipment	$8,000	$8,000
Accumulated Depreciation	$(750)	$(536)
Sewing Shop	$16,940	$16,940
Accumulated Depreciation	$(635)	$(423)
TOTAL FIXED ASSETS	$23,555	$23,981
TOTAL ASSETS	$26,483	$31,908

LIABILITIES
Current Liabilities:
Accounts Payable	$-	$-
Deferred Tax Liability	$3,894	$3,894
Deferred Revenue	$-	$-
Loan Payable - Related Party	$1,415	$1,304
TOTAL LIABILITIES	$5,309	$5,198

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 4,000,000 shares issued and outstanding at April 30, 2015 and October 31, 2014	$5,000	$4,000
Additional Paid-In Capital	$39,000	$-
Profit (loss) accumulated during the development stage	$(22,826)	$22,710
Total Stockholders' Equity	$21,174	$26,710
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,483	$31,908

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(Unaudited)

	For the Three Months Ended April 30, 2015	For the Three Months Ended April 30, 2014	For the Six Months Ended April 30, 2015	For the Six Months Ended April 30, 2014	From Inception September 12, 2013 to April 30, 2015
REVENUES
Sales:
Merchandise Sales	$35,317	$18,200	$65,458	$40,000	$156,765
Total Income	$35,317	$18,200	$65,458	$40,000	$156,765

Cost of Goods Sold:
Pillow Purchases	$22,651	$-	$53,782	$16,350	$103,132
Sales Commission	$-	$-	$-	$2,180	$3,180
Total Cost of Goods Sold	$22,651	$-	$53,782	$18,530	$106,312

Gross Profit	$12,667	$18,200	$11,676	$21,470	$50,453

Operating Expenses:
Depreciation & Amortization	$213	$213	$426	$320	$1,385
Charitable Donations	$-	$-	$3,461	$-	$3,461
Research & Development	$23,741	$-	$29,291	$-	$29,291
General and administrative	$13,042	$1,654	$24,038	$5,876	$35,252
Total Expenses	$36,996	$1,867	$57,216	$6,197	$69,389

Net Operating Income	$(24,329)	$16,333	$(45,540)	$15,273	$(18,936)

Other Income/(Expense)
Interest Income	$3	$-	$4	$-	$4
Total Other Income/(Expense)	$3	$-	$4	$-	$4

Provision for Income Tax	$-	$2,842	$-	$5,428	$3,894

Net Income for Period	$(24,326)	$13,491	$(45,536)	$9,845	$(22,826)

Net gain (loss) per share:
Basic and diluted	$(0.0049)	$0.0034	$(0.0091)	$0.0025	$(0.0046)

Weighted average number of shares outstanding:
Basic and diluted	$5,000,000	$4,000,000	$5,000,000	$4,000,000	$5,000,000

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30, 2015	Six Months Ended April 30, 2014	From inception September 12, 2013 to April 30, 2015
Operating activities:
Net profit	$(45,536)	$9,845	$(22,826)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Increase (decrease) in Accounts Payable	$-	$(15,810)
Increase (decrease) in Inventory	$-	$16,350
Increase (decrease) in Deferred Revenue	$-	$(1,200)
Increase (decrease) in Depreciation	$426	$(320)	$1,385
Increase (decrease) in Deferred Tax Liability	$-	$5,428	$3,894
Net cash provided by operating activities	$(45,110)	$4,448	$(17,547)

Financing activities:
Proceeds from issuance of common stock	$40,000	$-	$44,000
Due to related party	$111	$-	$1,415
Net cash provided by financing activities	$40,111	$-	$45,415

Investing activities:
Furniture and Equipment	$-	$(3,000)	$(8,000)
Sewing Shop		$(16,940)	$(16,940)
Net cash provided by investing activities	$-	$(19,940)	$(24,940)
Net increase in cash	$(4,999)	$(5,647)	$2,928

Cash, beginning of period	$7,927	$25,817	$-
Cash, end of period	$2,928	$20,170	$2,928

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to the Financial Statements

Note 1: Organization and Basis of Presentation

Adaiah Distribution, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on September 12, 2013.

The Company is in the development phase of its custom pillow distribution business. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

The accompanying unaudited interim financial statements of Adaiah Distribution, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement on Form S-1 filed with the SEC.   In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.   The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.   Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended October 31, 2014 as reported in the Registration Statement on Form S-1 have been omitted.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2015.

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

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

Note 3: Property and Equipment

Property and equipment consist of:	April 30, 2015	October 31, 2014
Furniture & Equipment	$8,000	$8,000
Sewing Shop	$16,940	$16,940
Accumulated Depreciation	$(1,385)	$(959)
	$23,555	$23,981

Depreciation expense incurred during the three months ended April 30, 2015 was $213.

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

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

Note 6: Debt

Nikolay Titov, the Director and President of the Company, has from time to time loaned the Company funds for operational costs. The amount, $1,415 at April 30, 2015, is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

Note 7: Capital Stock

On October 28, 2013 the Company authorized 75,000,000 shares of commons stock with a par value of $0.001 per share.

On October 28, 2013 the Company issued 4,000,000 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000.00.

In January 2015 a total of 1,000,000 shares were issued to a total of 30 shareholders for $.04 per share for total proceeds of $40,000. The shares were registered pursuant to a Registration Statement on Form S-1 as filed with the Securities and Exchange Commission that was declared effective on November 3, 2014.

As of April 30, 2015 there were no outstanding stock options or warrants.

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

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

Note 9: Related Party Transactions

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

For the quarter ended April 30, 2015, the Company generated $35,317 in revenues however; had a cumulative net loss from operations of $22,826. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from the recent offering of common stock pursuant to a Registration Statement on Form S-1, private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

Note 11: Subsequent Events

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

Results of Operations

Our total assets at April 30, 2015 were $26,483, which was comprised of $2,928 cash in the bank and $23,555 in furniture and equipment and a sewing shop. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $10,000 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

In January 2015, the Company issued 1,000,000 shares of common stock to 30 independent persons pursuant to the Registration Statement on Form S-1 for total cash proceeds of $40,000.

Our revenue for the three months ended April 30, 2015 and 2014 was $35,317 and $18,200, respectively. Our cost of goods sold for the three months ended April 30, 2015 and 2014 was $22,651 and $0 resulting in a gross profit (loss) of $12,667 and $18,200, respectively. Our operating expenses for the three months ended April 30, 2015 and 2014 were $36,996 and $16,333, respectively resulting in a net income (loss) of $(24,326) and $13,491, respectively. The net loss of $24,326 for the quarter was primarily due to one-time research and development costs of $23,741.

Our revenue for the six months ended April 30, 2015 and 2014 was $65,458 and $40,000, respectively. Our cost of goods sold for the six months ended April 30, 2015 and 2014 was $53,782 and $18,530 resulting in a gross profit (loss) of $11,676 and $21,740, respectively. Our operating expenses for the six months ended April 30, 2015 and 2014 were $57,216 and $6,197, respectively resulting in a net income (loss) of $(45,536) and $9,845, respectively.

Our revenue from inception through April 30, 2015 was $156,765. Our cost of goods sold for the same period was $106,312 resulting in a gross profit of $50,453. Our operating expenses for the same period were $69,389, with interest income of $4 and provision for income tax $3,894, resulting in a net income (loss) of $(22,826).

As of April 30, 2015, there is a total of $1,415 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through April 30, 2015. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	4/30/2015

Cash	$2,928
Total assets	$26,483
Total liabilities	$5,309
Stockholder’s equity	$21,174

Plan of Operation for the next 12 months

Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of filing this Report on Form 10-Q, we have not entered into any definitive agreement to change our direction. The description of our business below assumes that we will continue with our business as originally planned. However, as noted above, we are in discussions that could lead to another direction for the Company.

Based upon the 50% completion of our recent offering, our plan of operations for the next twelve months is as follows:

Expand our office in Latvia

Month 1-2

Our office in Latvia located in Poruka iela 3 Madona LV-4801 Latvia. Our independent sales representative currently utilizes the office space which has until now been minimally furnished. Our president and director, Nikolay Titov currently takes care of our administrative duties from this office in Latvia. This office will be expanded with neccessary office equipment; the cost of the equipment should not exceed $5,000 in expenses. This office will be used for communication with customers and distributors and hold all related samples and paperwork as well as serving as a shipping destination if necessary.

Develop Our Website

Month 2-5

During this period, we intend to begin expansion of developing our website. Our president and director, Nikolay Titov, will be in charge of this planned expansion. We plan to hire a web designer to help us with the expansion in web site design and to help us develop our website to its full capacity. We do not have any written agreements with any web designers at current time. The website development expansion costs, including site re-design and implementation will be $2,500. Updating and improving our website will continue throughout the lifetime of our operations.

Development and manufacturing of the product

Month 3-6

During this period, our suppliers will continue to develop and manufacture custom made neck, head, donut, lumbar, decorative, throw and orthopedic pillows, per our specific customer specifications, which we are going to distribute to those specific customers. We began to have those customers in small quantities, but expect to have many more in the near future. Right now we are focusing on distributing mainly ready made products from our suppliers, however we have produced a small number of custom pillows in our sewing shop and sold those in the quarter ended April 30, 2015. We will have to pay for development of the products: design of the pillow cover components and design of the product, and must pay for manufacturing of the samples, we anticipate these costs to be approximately $4,500.

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

Liquidity and Capital Resources

At April 30, 2015 the Company had $2,928 in cash and there were outstanding liabilities of $5,309. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Adaiah Distribution Inc. Registrant

Date: June 11, 2015	By	/s/ Nikolay Titov
Nikolay Titov
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

