Form 10-Q
period 2015-07-31
Adaiah Distribution Inc
filed 2015-09-18
CIK 1593204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2015

Commission file number 000-55369

ADAIAH DISTRIBUTION INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

Poruka iela 3 Madona

LV-4801 Latvia

(Address of principal executive offices, including zip code.)

(775)375-5240
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of July 31, 2015

ITEM 1. FINANCIAL STATEMENTS

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
(Unaudited)

FOR THE QUARTERS ENDED JULY 31, 2015 AND JULY 31, 2014

2

ADAIAH DISTRIBUTION INC
(A DEVELOPMENT STAGE COMPANY)

ADAIAH DISTRIBUTION INC
(A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accountant

To the Board of Directors and Shareholders

Adaiah Distribution

Gardnerville, Nevada

We have reviewed the accompanying balance sheet, income statement, and statement of cash flow of Adaiah Distribution, Inc. as of July 31, 2015 for the three and nine months then ended. This interim financial information is the responsibility of the Company's management.

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

David L. Hillary, Jr., CPA, CITP

Noblesville, Indiana

September 17, 2015

ADAIAH DISTRIBUTION INC
(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

	July 31, 2015	October 31, 2014
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$4,408	$7,927
Inventory	$-	$-
TOTAL CURRENT ASSETS	$4,408	$7,927

FIXED ASSETS
Furniture and Equipment	$8,000	$8,000
Accumulated Depreciation	$(857)	$(536)
Sewing Shop	$16,940	$16,940
Accumulated Depreciation	$(741)	$(423)
TOTAL FIXED ASSETS	$23,342	$23,981
TOTAL ASSETS	$27,750	$31,908

LIABILITIES
Current Liabilities:
Accounts Payable	$-	$-
Deferred Tax Liability	$3,894	$3,894
Deferred Revenue	$-	$-
Loan Payable - Related Party	$1,415	$1,304
TOTAL LIABILITIES	$5,309	$5,198

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 5,000,000 and 4,000,000 shares issued and outstanding at July 31, 2015 and October 31, 2014, respectively	$5,000	$4,000
Additional Paid-In-Capital	$39,000	$-
Profit (loss) accumulated during the development stage	$(21,559)	$22,710
Total Stockholders' Equity	$22,441	$26,710
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,750	$31,908

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC
(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31, 2015	For the Three Months Ended July 31, 2014	For the Nine Months Ended July 31, 2015	For the Nine Months Ended July 31, 2014	From Inception September 12, 2013 to July 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Sales:
Merchandise Sales	$19,379	$32,232	$84,837	$72,232	$176,144
Total Income	$19,379	$32,232	$84,837	$72,232	$176,144

Cost of Goods Sold:
Pillow Purchases	$15,642	$24,050	$69,423	$40,400	$118,773
Sales Commission	$-	$1,000	$-	$3,180	$3,180
Total Cost of Goods Sold	$15,642	$25,050	$69,423	$43,580	$121,953

Gross Profit	$3,737	$7,182	$15,414	$28,652	$54,191

Operating Expenses:
Charitable Donations	$-	$-	$3,461	$-	$3,461
Depreciation & Amortization	$213	$426	$639	$747	$1,598
General and Administrative	$2,258	$2,372	$26,296	$8,248	$37,510
Research & Development	$-	$-	$29,291	$-	$29,291
Total Expenses	$2,471	$2,798	$59,687	$8,995	$71,860

Income Before Income Tax	$1,266	$4,384	$(44,273)	$19,657	$(17,669)

Other Income/(Expense)
Interest Income	$-	$-	$5	$-	$5
Total Other Income/(Expense)	$-	$-	$5	$-	$5

Provision for Income Tax	$-	$1,534	$-	$3,894	$3,894

Net Income for Period	$1,266	$2,850	$(44,268)	$15,763	$(21,558)

Net gain (loss) per share:
Basic and diluted	$0.0003	$0.0007	$(0.0089)	$0.0039	$(0.0052)

Weighted average number of shares outstanding:
Basic and diluted	$5,000,000	$4,000,000	$5,000,000	$4,000,000	$4,175,781

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC
(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31, 2015	Nine Months Ended July 31, 2014	From inception September 12, 2013 to July 31, 2015
Operating activities:
Net profit	$(44,269)	$15,763	$(21,559)
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Increase (decrease) in Accounts Payable	$-	$(16,350)	$-
Increase (decrease) in Inventory	$-	$16,350	$-
Increase (decrease) in Deferred Revenue	$-	$(21,800)	$-
Increase (decrease) in Depreciation	$639	$747	$1,598
Increase (decrease) in Deferred Tax Liability	$-	$3,894	$3,894
Net cash provided by operating activities	$(43,630)	$(1,396)	$(16,067)

Financing activities:
Proceeds from issuance of common stock	$40,000	$-	$44,000
Due to related party	$111	$1,040	$1,415
Net cash provided by financing activities	$40,111	$1,040	$45,415

Investing activities:
Furniture and Equipment	$-	$(8,000)	$(8,000)
Sewing Shop	$-	$(16,940)	$(16,940)
Net cash provided by investing activities	$-	$(24,940)	$(24,940)
Net increase in cash	$(3,519)	$(25,296)	$4,408

Cash, beginning of period	$7,927	$25,817	$-
Cash, end of period	$4,408	$521	$4,408

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC
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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2015.

ADAIAH DISTRIBUTION INC
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

Note 3: Property and Equipment

Property and equipment consist of:	July 31, 2015	October 31, 2014
Furniture & Equipment	$8,000	$8,000
Sewing Shop	$16,940	$16,940
Accumulated Depreciation	$(1,589)	$(959)
	$23,342	$23,981

Depreciation expense incurred during the three months ended July 31, 2015 was $213.

Property, plant and equipment are stated at cost. The Company utilizes MACRS 200 DB HY – 7 years for furniture and fixture depreciation and ADS straight-line – 40 years for the sewing shop depreciation over the estimated useful lives of the assets.

ADAIAH DISTRIBUTION INC
(A DEVELOPMENT STAGE COMPANY)

Note 4: Concentrations

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

Nikolay Titov, the Director and President of the Company, has from time to time loaned the Company funds for operational costs. The amount, $1,415 at July 31, 2015, is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

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

As of July 31, 2015 there were no outstanding stock options or warrants.

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

ADAIAH DISTRIBUTION INC
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

For the quarter ended July 31, 2015, the Company had a cumulative net loss from operations of $21,559. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Results of Operations

Our total assets at July 31, 2015 were $27,750, which was comprised of $4,408 cash in the bank and $23,342 in furniture and equipment and a sewing shop. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $10,000 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

In January 2015, the Company issued 1,000,000 shares of common stock to 30 independent persons pursuant to the Registration Statement on Form S-1 for total cash proceeds of $40,000.

Our revenue for the three months ended July 31, 2015 and 2014 was $19,379 and $32,232, respectively. Our cost of goods sold for the three months ended July 31, 2015 and 2014 was $15,642 and $25,050 resulting in a gross profit (loss) of $3,737 and $7,182, respectively. Our operating expenses for the three months ended July 31, 2015 and 2014 were $2,471 and $2,798, respectively. Our provision for income tax for the three months ended July 31, 2015 and 2014 were $0 and $(1,534), respectively resulting in a net income (loss) of $1,266 and $2,850, respectively.

Our revenue for the nine months ended July 31, 2015 and 2014 was $84,837 and $72,232, respectively. Our cost of goods sold for the six months ended July 31, 2015 and 2014 was $69,423 and $43,580 resulting in a gross profit (loss) of $15,414 and $28,652, respectively. Our operating expenses for the six months ended July 31, 2015 and 2014 were $59,687 and $8,995, respectively. Our provision for income tax for the six months ended July 31, 2015 and 2014 were $0 and $3,894, respectively resulting in a net income (loss) of $(44,268) and $15,763, respectively. The net loss of $44,268 for the nine months ended June 30, 2015 was primarily due to one-time research and development costs of $23,741.

Our revenue from inception through July 31, 2015 was $176,144. Our cost of goods sold for the same period was $121,953 resulting in a gross profit of $54,191. Our operating expenses for the same period were $71,860, with interest income of $5 and provision for income tax $3,894, resulting in a net income (loss) of $(21,558).

As of July 31, 2015, there is a total of $1,415 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through July 31, 2015. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	7/31/2015

Cash	$4,408
Total assets	$27,750
Total liabilities	$5,309
Stockholder’s equity	$22,441

Plan of Operation for the next 12 months

Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of filing this Report on Form 10Q, we have not entered into any definitive agreement to change our direction. The description of our business below assumes that we will continue with our business as originally planned. However, as noted above, we are in discussions that could lead to another direction for the Company.

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

 _____________

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

Liquidity and Capital Resources

At July 31, 2015 the Company had $4,408 in cash and there were outstanding liabilities of $5,309. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Adaiah Distribution Inc. Registrant

Date September 17, 2015	By:	/s/ Nikolay Titov
Nikolay Titov
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

