Form 10-K
period 2015-10-31
Adaiah Distribution Inc
filed 2016-01-25
CIK 1593204

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 000-55369

ADAIAH DISTRIBUTION INC.
(Exact name of registrant as specified in its charter)

Nevada	90-1020141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Poruka iela 3 Madona

LV-4801 Latvia

(Address of registrant's principal executive offices)

Registrant's telephone number, including area code: (775)375-5240

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 8, 2016, the registrant had 5,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of January 8, 2016.

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

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", "Adaiah" and "Adaiah Distribution" mean Adaiah Distribution Inc., unless the context clearly requires otherwise.

ITEM 1. BUSINESS

General

Adaiah Distribution Inc. was incorporated in the State of Nevada as a for-profit company on September 12, 2013 and established a fiscal year end of October 31. We have generated revenues of $197,146 through October 31, 2015, have $25,634 in assets, $5,198 in liabilities and have incurred losses of $23,675 since inception. We are a development-stage company formed to develop and distribute our product to the pillow industry. It is our goal to do business in the U.S., Russia and the European Union. To date, we have had some business operations. We have developed our business plan and executed contracts with Ningbo Hounuo Plastic Co., LTD, Hangzhou Yintex Co., Ltd, Suemon Furniture Co., Ltd, Vision Industry Co., Ltd and E&O International Trade Co., Ltd, where we engage these companies as independent contractors for the specific purpose of developing, manufacturing and supplying products to us. Adaiah Distribution Inc. will then distribute these neck, head, donut, lumbar, decorative, throw and orthopedic pillows to our customers.

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

Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of filing this Report on Form 10-K, we have not entered into any definitive agreement to change our direction. The description of our business below assumes that we will continue with our business as originally planned. However, as noted above, we are in discussions that could lead to another direction for the Company.

We currently have revenues from operations but there is no guarantee this will continue or there will be enough gross profit to sustain operations. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. We may need more funds for business operations in the next year, and we may have to revert to obtaining additional money.

We had generated $197,146 in revenue through October 31, 2015. Our cost of sales was $137,553 which included $134,373 in pillow purchases and $3,180 in sales commissions. Our independent salespeople are paid a commission of 10% of the initial sale to the customer. Commissions are not paid on any re-orders from the same customer. In this way we encourage new sales instead of the salesperson making one sale and getting paid from it during the lifetime of the customer account. The revenue was the result of pillow sales. Right now we are focusing on distributing ready made products from our suppliers, however we have produced and sold a number of custom pillows from our sewing shop.

The Company qualifies as an "emerging growth company" as defined in the Jumpstart our Business Startups Act (the "JOBS Act"). We intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As well, our election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until they apply to private companies. Therefore, as a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Pillow use has been associated with the mummies and tombs of ancient Egypt dating back to 2055-1985 B.C. Ancient Egyptian pillows were wooden or stone headrests. These pillows were mostly used by placing them under the heads of the deceased because the head of a human was considered to be the essence of life and sacred. The Romans and Greeks of ancient Europe mastered the creation of the softer pillow. These pillows were stuffed with reeds, feathers, and straw in order to make them softer and more comfortable.Only upper-class people typically owned these softer pillows, however all classes of people used some type of pillow while sleeping in order to give them support. People in ancient Europe started to use pillows when going to church in order to kneel on while praying and to place holy books on. This is a tradition that still lives on today. Additionally, the Romans and Greeks used their pillows by placing them under the head of those deceased just like the ancient Egyptians did.European pillows continue to have a lot of popularity still to this day because of their beauty and quality.

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

How a pillow is constructed

Internally, a pillow comprises a filler, often made from foam, synthetic plastic fibers, feathers, or down and viscoelastic foam and latex. Traditionally straw was used as filler, but this is uncomfortable and rarely used today. Feathers and down are the most expensive and usually the most comfortable; they offer the advantage of softness and their ability to conform to shapes desired by the user, more so than foam or fiber pillows. One of the disadvantages of a down-filled pillow is that a significant number of people are allergic to them. There are currently hypoallergenic varieties of down pillows to allow people sensitive to down to enjoy the comfort of feather or down pillows. In Asia, buckwheat is a common filler, as are plastic imitations. Such pillows tend to be smaller than a standard pillow. In India, cotton is also a common filler and is consideredto be healthier than synthetic fills.

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

2.

China and India currently dominate the pillow production market and are likely to continue to do so for the foreseeable future.Their marketposition is based largely on low-cost, high volume, Western-designed goods.

3.

Many buyers and consumers seek unique specialty products.While there continues to be a market for standard pillow design there is a growing market for smaller production, unique designs. Products that combineunique elements with modern designs are a growing category and represent an opportunityfor our company.

4.

Low-end (with a priority on low prices) and high-end (with priority on high quality) markets continue to expand.Competition at the low end is strong and requires very large production capacity. Thehigh-end market tends to focus on unique designs, high quality, and small quantitieswith flexibility design and pricing.

5.	There is a growing market for home accessory products, particularly in the high-end segment. It is expected to grow not only in Western markets but in all regions as middle-class populations expand.

6.

Purchasers of all types of pillows prefer multiple product options to choose from, flexibility to make design modifications and reliable suppliers.There are many producers and suppliers of pillow products, in order to stay competitive we will have to stand out among them, we plan to do this by focusing on customer service and reliable delivery.

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

Copies of the contracts are filed as Exhibits- to our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission.

Revenue

-

Our revenue is a 20-30% mark up: depending on quantity of the order. If it is a large order we may give a lower mark-up, if it is a small order or custom order the mark-up may be greater. This is general estimation of our mark up. We looked at our competitors sales prices, at the cost of product from our suppliers and came up with an approximate mark-up figure. We can adjust it if need be so. In any case, it is going to be just an estimate until we have more sales.

-

Manufacturer gives us 90 days to pay an invoice and we give to our customers 30-60 days depending on a quantity of the order to pay their invoices which allows us to make sales without initial investment for neck, head, donut, lumbar, decorative, throw and orthopedic pillows.

-

We do not keep warehousing and shipping within the country because all the products will be going directly to our customers from the manufacturer eliminating our storage costs. The customer is responsible for any shipping charges.

Competition

There are few barriers of entry in the neck, head, donut, lumbar, decorative, throw and orthopedic pillows distribution business and level of competition is extremely high. There are many domestic and international distributors of neck, head, donut, lumbar, decorative, throw and orthopedic pillows. We are in direct competition with them. Many large distributors have greater financial capabilities than us and will be able to provide more favorable services to the potential customers. Many of these companies have a greater, more established customer base than us. We likely lose business to such companies. Also, many of these companies are able to afford to offer better prices for similar neck, head, donut, lumbar, decorative, throw and orthopedic pillows than us which may also cause us to lose business.

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

Offices

Our business office is located at Poruka iela 3 Madona, LV-4801 Latvia. This is the office provided by our President and Director, Nikolay Titov. Our office is a part of a Mr. Titov's residence. Our phone number is (775)375-5240. We do not pay any rent to Mr. Titov and there is no agreement to pay any rent in the future.

Our president and director, Nikolay Titov currently takes care of our administrative duties from his office in the Latvia. The Latvia office is used for communication with customers and distributors and holds all related samples and paperwork as well as serving as a shipping destination if necessary.

On January 28, 2014 we purchased for $16,940US a 1,969 sq. ft. building on approximately 2 acres of land located at 10 Oktyabrskaya St., Manchazh Settlement, Artinsky District, Sverdlovsk Oblast, Russia. The building was formerly used as a sewing shop and we were able to purchase the contents of the building which includes 8 sewing machines. The building has one office area of $650 sq. ft. and the remaining is production floor area. Management currently has 5 independent contractors who will work on orders for custom pillows at this location when we receive orders. The maximum number of pillows that could be produced per week at this location is estimated at 250 pieces.

Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the neck, head, donut, lumbar, decorative, throw and orthopedic pillows distribution business in any jurisdiction which we would conduct activities. All products imported from China and Hong Kong are required to meet U.S. standards so we do not believe that regulation will have a material impact on the way we conduct our business.

Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Emerging Growth Company Status under the JOBS Act

Adaiah Distribution Inc. qualifies as an "emerging growth company" as defined in the Jumpstart our Business Startups Act (the "JOBS Act").

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

Smaller Reporting Company

We have already taken advantage of these reduced reporting burdens in this annual report, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Further, we may continue to take advantage of these reduced reporting requirements applicable to smaller reporting companies even if we no longer qualify as an "emerging growth company."

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act") for complying with new or revised accounting standards. We have elected to use the extended transition period provided above and therefore our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

We were incorporated on September 12, 2013 and to date have been involved primarily in organizational activities and limited business operations. Accordingly, we have no way to evaluate the likelihood that our business will be successful. Potential investors should be aware of the difficulties normally encountered by new distribution companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. It is very likely that we will incur significant losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate sufficient operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE HAVE EARNED ONLY LIMITED REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE FINANCING. OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANT HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have accrued a net loss of $23,675 for the period from our inception on September 12, 2013 to October 31, 2015, and have $197,146 in revenues as of this date. Our future is dependent future profitable operations in the neck, head, donut, lumbar, decorative, throw and orthopedic pillows distribution business. Further, the finances required to fully develop our plan cannot be predicted with any certainty and may exceed any estimates we set forth. These factors raise substantial doubt that we will be able to continue as a going concern. Hillary CPA Group, LLC, our independent registered public accounting firm, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we may not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountant's comments when determining if an investment in Adaiah Distribution Inc. is suitable.

If we experience a shortage of funds we may utilize funds loaned to us from Nikolay Titov, our officer and director, who has informally agreed to advance funds to allow us to pay for professional fees and operation expenses. However, Mr. Titov has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We may need additional financing. We do not currently have any arrangements for additional financing.

THE EFFECT OF THE RECENT ECONOMIC CRISIS MAY IMPACT OUR BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITIONS.

The recent global crisis has caused disruption and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted levels of consumer spending. These macroeconomic developments may affect our business, operating results or financial condition in a number of ways. For example, customers may stop spending with us, may have difficulty paying us or may delay paying us for previously purchased items. A slow or uneven pace of economic recovery would negatively affect our ability to expand our distribution business and obtain financing.

BECAUSE WE PURCHASE OUR PRODUCTS FROM CHINA AND HONG KONG, AND A LIMITED NUMBER OF SPECIALTY PILLOWS MAY CONTINUE TO BE PRODUCED IN OUR RUSSIAN MANUFACURING PLANT, A DISRUPTION IN THE DELIVERY OF IMPORTED PRODUCTS MAY HAVE A GREATER EFFECT ON US THAN ON OUR COMPETITORS.

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

IF WE DO NOT ATTRACT ADDITIONAL CUSTOMERS, WE WILL NOT MAKE A PROFIT, WHICH ULTIMATELY WILL RESULT IN A CESSATION OF OPERATIONS.

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

WE OPERATE IN A HIGHLY COMPETITIVE ENVIRONMENT, AND IF WE ARE UNABLE TO CONTINUE TO COMPETE WITH OUR COMPETITORS, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS AND PROSPECTS COULD BE MATERIALLY ADVERSELY AFFECTED.

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

Due to the fact we are small and do not have much capital, we must currently limit our marketing activities and may not be able to make our product known to potential customers. Because we must limit our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

BECAUSE THE COMPANY'S HEADQUARTER AND ASSETS ARE PRIMARILY LOCATED OUTSIDE THE UNITED STATES, IN LATVIA AND THE RUSSIAN FEDERATION, INVESTORS MAY EXPERIENCE DIFFICULTIES IN ATTEMPTING TO EFFECT SERVICE OF PROCESS AND TO ENFORCE JUDGMENTS BASED UPON U.S. FEDERAL SECURITIES LAWS AGAINST THE COMPANY AND ITS NON-U.S. RESIDENT OFFICER AND DIRECTOR.

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

BECAUSE OUR OFFICER AND DIRECTOR WILL OWNS 80% OR OF OUR OUTSTANDING COMMON STOCK HE MAY MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Mr. Titov, our president and director, owns 80% of the outstanding shares of our common stock. Accordingly, he has full control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Titov may differ from the interests of the other stockholders and may result in corporate decisions that are disadvantageous to other shareholders.

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

Nikolay Titov, our president and director, currently devotes approximately twenty hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of Mr. Titov's services to our company could negatively impact our business development. Mr. Titov does not owe fiduciary duties to any companies or entities other than Adaiah Distribution.

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

We are required to file annual, quarterly and current reports, or other information with the SEC as provided by the Securities Exchange Act. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. The costs associated with being a publicly traded company in the next 12 month will be approximately $10,000. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all. Also, if we are not able to pay the expenses associated with our reporting obligations we will not continue to qualify for quotation on the OTC Bulletin Board.

OUR OFFICER AND DIRECTOR HAS NO EXPERIENCE MANAGING A PUBLIC COMPANY WHICH IS REQUIRED TO ESTABLISH AND MAINTAIN DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROL OVER FINANCIAL REPORTING.

Nikolay Titov, our director, has no past experience managing a public company which is required to establish and maintain disclosure controls and procedures and internal control over financial reporting. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We comply with all of the various rules and regulations, which are required for a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

ITEM 2. PROPERTIES.

Our business office is located at Poruka iela 3 Madona, LV-4801 Latvia. Our phone number is (775)375-5240.

Our president and director, Nikolay Titov currently takes care of our administrative duties from his office in the Latvia. The Latvia office is used for communication with customers and distributors and holds all related samples and paperwork as well as serving as a shipping destination if necessary.

On January 28, 2014 we purchased for $16,940US a 1,969 sq. ft. building on approximately 2 acres of land located at 10 Oktyabrskaya St., Manchazh Settlement, Artinsky District, Sverdlovsk Oblast, Russia. The building was formerly used as a sewing shop and we were able to purchase the contents of the building which includes 8 sewing machines. The building has one office area of $650 sq. ft. and the remaining is production floor area. Management has 5 independent contractors to work on orders for custom pillows at this location when orders are received. The maximum number of pillows that could be produced per week at this location is estimated at 250 pieces.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is quoted on the Over-the Counter Bulletin Board under the symbol ADHH. To date there has been no active trading of our common stock.

Holders of our Common Stock

As of October 31, 2015, there were 31 registered stockholders, holding 5,000,000 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

The Company issued 4,000,000 shares of common stock to the Company's sole director and officer for total cash proceeds of $4,000 on October 28, 2013.

In January 2015, the Company issued 1,000,000 shares of common stock to 30 independent persons pursuant to the Registration Statement on Form S-1 for total cash proceeds of $40,000.

At October 31, 2015, there were 5,000,000 shares of common stock issued and outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our cash balance was $2,505 as of October 31, 2015 with $5,309 in liabilities. Our cash balance is not sufficient to fund our limited levels of operations for any period of time without further revenue. We may utilize funds from Nikolay Titov, our president and director, who has informally agreed to advance funds to allow us to pay for filing and professional fees. Mr. Titov, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Being a development stage company, we have a limited operating history but have meaningfully commenced business operations based upon the amount of revenue we have been able to generate. We may need additional financing. We do not currently have any arrangements for additional financing. Our principal executive offices are located at Poruka eila Madona, LV-4801 Latvia. Our phone number is (775)375-5240.

We are a development stage company and have generated $197,146 in revenue from inception (September 12, 2013) through October 31, 2015. The revenue was the result of pillow sales. The customers are allowed to return the products within 30 days for a refund, if the packages are unopened. The initial customers were generated by an internet search for distributors and stores and then follow up calls and e-mails. There were no pre-existing relationships with the customers. We have begun initial marketing efforts via our website and the sales representatives contacting potential customers.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of filing this Report on Form 10K, we have not entered into any definitive agreement to change our direction. The description of our business below assumes that we will continue with our business as originally planned. However, as noted above, we are in discussions that could lead to another direction for the Company.

If we do not have the revenues we require to operate for the next 12 months funds may be loaned to us by Mr. Titov, who has informally agreed to advance us funds, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

PLAN OF OPERATION

Expand our office in Latvia

Month 1-2

Our office in Latvia located in Poruka iela 3 Madona LV-4801 Latvia. Our president and director, Nikolay Titov currently takes care of our administrative duties from this office in Latvia. This office will be expanded with necessary office equipment; the cost of the equipment should not exceed $5,000 in expenses. This office will be used for communication with customers and distributors and hold all related samples and paperwork as well as serving as a shipping destination if necessary.

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

Marketing

Month 7-12

We plan to advertise through trade shows, a key component of our overall marketing campaign. Average trade show cost is about $3,700 for a booth and $3,000 to deliver goods - at least two shows per year .We also plan to print catalogues and flyers ($700) and mail them to potential customers. We intend to use marketing strategies, such as web advertisements ($2,000), direct mailing ($300), and phone calls to acquire potential customers. We intend to spend approximately $6,000 on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations.

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

Our suppliers will continue to sell product to us which we will in turn sell directly to stores and also to distributors of pillow products. We will order and sell both non-custom "off the shelf" pillows offered by our suppliers and also offer custom order products, first on a small scale, produced in our sewing shop in Russia and eventually on a larger scale when we are able to negotiate large orders with our suppliers, of which there is no guarantee.

We purchased a sewing shop in Russia on January 28, 2014 which allows us to offer all types of custom made pillows. Prior to us obtaining the shop our suppliers in China were quoting very high prices for the smaller volume custom pillows. Now we will be able to fulfill smaller custom orders at a lower cost. This facility will only be used to fulfill orders for custom pillows.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about us upon which to base an evaluation of our performance. We have meaningfully commenced business operations based upon the amount of revenue we have been able to generate. We are in start-up stage operations and have generated $197,146 in revenue. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

From Inception on September 12, 2013 to July 31, 2015

During the period we incorporated the company, prepared a business plan and signed contracts with Ningbo Hounuo Plastic Co., LTD, Hangzhou Yintex Co., Ltd, Suemon Furniture Co., Ltd, Vision Industry Co., Ltd and E&O International Trade Co., Ltd. Our loss since inception is $23,675. We have meaningfully commenced our proposed business operations and will continue to do so.

We had generated $197,146 in revenue through October 31, 2015. Our cost of sales was $134,373 which included $134,373 in pillow purchases and $3,180 in sales commissions. Our independent salespeople are paid a commission of 10% of the initial sale to the customer. Commissions are not paid on any re-orders from the same customer. In this way we encourage new sales instead of the salesperson making one sale and getting paid from it during the lifetime of the customer account. The revenue was the result of pillow sales. Right now we are focusing on distributing ready made products from our suppliers, however we have produced a number of custom pillows in our sewing shop. Management believes that the current level of revenue will continue at the same pace.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

In January 2015, the Company issued 1,000,000 shares of common stock to 30 independent persons pursuant to the Registration Statement on Form S-1 for total cash proceeds of $40,000.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2015 the Company had $2,505 in cash and there were outstanding liabilities of $5,309. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Our auditors have issued a "going concern" opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we increase revenues or obtain additional capital. The company anticipates over the next 12 months the cost of being a reporting public company will be approximately $10,000.

Summary of significant accounting policies:

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

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2015.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

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

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ADAIAH DISTRIBUTION INC

FINANCIAL STATEMENTS

(Audited)

FOR THE YEARS ENDED OCTOBER 31, 2015 AND OCTOBER 31, 2014

ADAIAH DISTRIBUTION INC

24

ADAIAH DISTRIBUTION INC

Report of Independent Registered Public Accountant

To the Board of Directors and Shareholders

Adaiah Distribution

Gardnerville, Nevada

We have audited the accompanying balance sheet of Adaiah Distribution, Inc. (a Nevada corporation) as of October 31, 2015 and 2014, and the related statements of operations, stockholders' equity, and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, at October 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

David L. Hillary, Jr., CPA, CITP

Noblesville, Indiana

November 29, 2015

ADAIAH DISTRIBUTION INC

Balance Sheets

(Audited)

	October 31, 2015	October 31, 2014

CURRENT ASSETS
Cash	$2,491	$7,927
Inventory	$-	$-
TOTAL CURRENT ASSETS	$2,491	$7,927

FIXED ASSETS
Furniture and Equipment	$8,000	$8,000
Accumulated Depreciation	$(1,714)	$(536)
Sewing Shop	$16,940	$16,940
Accumulated Depreciation	$(1,482)	$(423)
TOTAL FIXED ASSETS	$21,744	$23,981
TOTAL ASSETS	$24,235	$31,908

LIABILITIES
Current Liabilities:
Accounts Payable	$-	$-
Deferred Tax Liability	$3,894	$3,894
Deferred Revenue	$-	$-
Loan Payable - Related Party	$1,415	$1,304
TOTAL LIABILITIES	$5,309	$5,198

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 5,000,000 and 4,000,000 shares issued and outstanding at October 31, 2015 and October 31, 2014 respectively	$5,000	$4,000
Additional Paid-In-Capital	$39,000	$-
Profit (loss) accumulated during the development stage	$(25,074)	$22,710
Total Stockholders' Equity	$18,926	$26,710
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,235	$31,908

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC

Statements of Operations

(Audited)

	Year Ended	Year Ended
	October 31, 2015	October 31, 2014
REVENUES
Sales:
Merchandise Sales	$105,839	$91,307
Total Income	$105,839	$91,307

Cost of Goods Sold:
Pillow Purchases	$89,727	$49,350
Sales Commission	$-	$3,180
Total Cost of Goods Sold	$89,727	$52,530

Gross Profit	$16,112	$38,777

Operating Expenses:
Depreciation & Amortization	$1,278	$959
General and administrative	$62,618	$11,202
Total Expenses	$63,896	$12,161

Income Before Income Tax	$(47,784)	$26,616

Provision for Income Tax	$-	$3,894

Net Income for Period	$(47,784)	$22,722

Net gain (loss) per share:
Basic and diluted	$(0.0096)	$0.0057

Weighted average number of shares outstanding:
Basic and diluted	$5,000,000	$4,000,000

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC

Statements of Cash Flows

(Audited)

	Year Ended	Year Ended
	October 31, 2015	October 31, 2014
Operating activities:
Net profit	$(47,784)	$22,722
Adjustment to reconcile net loss to net cash provided by operations:
Changes in assets and liabilities:
Increase (decrease) in Accounts Payable	$-	$(16,350)
Increase (decrease) in Inventory	$-	$16,350
Increase (decrease) in Deferred Revenue	$-	$(21,800)
Increase (decrease) in Depreciation	$2,237	$959
Increase (decrease) in Deferred Tax Liability	$-	$3,894
Net cash provided by operating activities	$(45,547)	$5,775

Financing activities:
Proceeds from issuance of common stock	$40,000	$-
Due to related party	$111	$1,275
Net cash provided by financing activities	$40,111	$1,275

Investing activities:
Furniture and Equipment	$-	$(8,000)
Sewing Shop	$-	$(16,940)
Net cash provided by investing activities	$-	$(24,940)
Net increase in cash	$(5,436)	$(17,890)

Cash, beginning of period	$7,927	$25,817
Cash, end of period	$2,491	$7,927

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC

Statements of Changes in Shareholders' Equity

(Audited)

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Gain (Deficit)	Equity

Balance, September 12, 2013 (Inception)	-	$-	$-	$-	$-

Common Shares issued:
for cash on October 28, 2013	4,000,000	$4,000	$-		$4,000

Net gain (loss) October 31, 2013	-	-	-	(12)	(12)
Balance, October 31, 2013	4,000,000	$4,000	$-	$(12)	$3,988

Net gain (loss) October 31, 2014	-	-	-	22,722	22,722
Balance, October 31, 2014	4,000,000	$4,000	$-	$22,710	$26,710

Common Shares issued for cash on November 3, 2014	1,000,000	$1,000	$39,000		$40,000
Net gain (loss) October 31, 2015	-	-	-	(47,784)	(47,784)
Balance, October 31, 2015	5,000,000	$5,000	$39,000	$(25,074)	$18,926

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC

Notes to the Financial Statements

Note 1: Organization and Basis of Presentation

Adaiah Distribution, Inc. (the "Company") is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on September 12, 2013.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of October 31, 2015 and 2014 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Unless the context otherwise requires, all references to "Adaiah Distribution," "we," "us," "our" or the "company" are to Adaiah Distribution, Inc.

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

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2015.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

ADAIAH DISTRIBUTION INC

Revenue Recognition

The company follows the guidelines of ASC 605-15 for revenue recognition. Revenue is recognized when the product has been prepaid by the customer, shipped from either Adaiah Distribution or one of their vendors and the product has been delivered and signed for by the customer as evidenced by the shipping company. Customers are allowed to return the products within 30 days for a refund, if the packages are unopened.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Note 3: Property and Equipment

	October 31, 2015	October 31, 2014
Property and equipment consist of:
Furniture & Equipment	$8,000	$8,000
Sewing Shop	$16,940	$16,940
Accumulated Depreciation	$(3,196)	$(959)
	$21,744	$23,981

Depreciation expense incurred during the year ended October 31, 2015 was $3,196.

Property, plant and equipment are stated at cost. The Company utilizes MACRS 200 DB HY - 7 years for furniture and fixture depreciation and ADS straight-line - 40 years for the sewing shop depreciation over the estimated useful lives of the assets.

Note 4: Concentrations

Sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

ADAIAH DISTRIBUTION INC

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

Nikolay Titov, the Director and President of the Company, has from time to time loaned the Company funds for operational costs. The amount, $1,415 at October 31, 2015, is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

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

As of October 31, 2015 there were no outstanding stock options or warrants.

Note 8: Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity's financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Note 9: Related Party Transactions

The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

The Company has a related party transaction involving a significant shareholder. The nature and details of the transaction are described in Note 6.

ADAIAH DISTRIBUTION INC

Note 10: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the year ended October 31, 2015, the Company had a cumulative net loss from operations of $25,074. The Company's ability to continue as a going concern is dependent upon the Company's ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from offerings of common stock, private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of October 31, 2015, the Company's Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company's controls and procedures were not effective for the purposes described above.

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended October 31, 2015 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control - Intergrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company's internal controls over financial reporting were not effective as of October 31, 2015.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and title of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Nikolay Titov Poruka iela 3 Madona LV-4801 Latvia	54	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Nikolay Titov has acted as our President, Treasurer and sole Director since our incorporation on September 12, 2013.

Mr. Titov's education:

-	Moscow State Technical University of Civil Aviation, Russian Federation - 1969

Mr. Titov's work experience:

-	airport engineer in Russian Federation 1969-2005

For last eight years he has been managing his own tourist and hotel hospitality and furnishings supply company Welcome Home Co.

During the past ten years, Mr. Titov has not been the subject of the following events:

1.	Any bankruptcy petition filed by or against any business of which Mr. Titov was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Titov's involvement in any type of business, securities or banking activities.

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

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, Nikolay Titov, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, Treasurer and Secretary (collectively, the "Named Executive Officer") from inception on September 12, 2013 until October 31, 2015:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Nikolay Titov, President, Secretary and Treasurer	September 12, 2013 to October 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

The following table sets forth director compensation as of October 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Nikolay Titov	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 31, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Nikolay Titov Poruka iela 3 Madona LV-4801 Latvia	4,000,000 shares of common stock (direct)	80%

(1)

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of October 31, 2015, there were 5,000,000 shares of our common stock issued and outstanding.

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

Rule 144(i)(1) states that the Rule 144 safe harbor is not available for the resale of securities "initially issued" by a shell company (other than a business combination related shell company) or an issuer that has "at any time previously" been a shell company (other than a business combination related shell company). Consequently, the Rule 144 safe harbor is not available for the resale of such securities unless and until all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale.

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

As of October 31, 2014 there is a loan payable to Mr. Titov in the amount of $1,415 for expenses he has paid on behalf of the Company. The loan bears no interest and is payable on demand.

Our officer and director may be considered a promoter of the Company due to his participation in and management of the business since our incorporation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended October 31, 2015, the total fees billed for audit-related services was $3,400, for tax services was $0 and for all other services was $0.

During the year ended October 31, 2014, the total fees billed for audit-related services was $1,000, for tax services was $0 and for all other services was $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this registration statement:

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)

3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)

23.1*	Consent of Independent Registered Public Accountant

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAIAH DISTRIBUTION INC.

Date: January 25, 2016	By:	/s/ Nikolay Titov
Nikolay Titov
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

