Form 10-Q
period 2016-01-31
Adaiah Distribution Inc
filed 2016-03-16
CIK 1593204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 141,000,000 shares as of January 31, 2016.

ITEM 1. FINANCIAL STATEMENTS

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	Three Months Ended	Year Ended
	January 31, 2016	October 31, 2015
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$533	$2,491
Inventory	-	-
	$533	$2,491

FIXED ASSETS
Furniture & Equipment	8,000	8,000
Accumulated Depreciation - F&E	(1,821)	(1,714)
Sewing Shop	16,940	16,940
Accumulated Depreciation - Sewing Shop	(1,588)	(1,482)
	$21,531	$21,744

TOTAL ASSETS	$22,064	$24,235

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	-	-
Product Paid - Pending Shipment	-	-
Deferred Tax Liability	3,894	3,894
Loan Payable - Related Party	1,415	1,415

TOTAL LIABILITIES	$5,309	$5,309

STOCKHOLDERS' EQUITY
Common stock: authorized 750,000,000; $0.000035461 par value and $0.001 par value;
141,000,000 and 5,000,000 shares issued and outstanding at
January 31, 2016 and October 31, 2015	5,000	5,000
Additional Paid in Capital	39,000	39,000
Profit (loss) accumulated during the development stage	(27,245)	(25,074)

Total Stockholders' Equity	$16,755	$18,926

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,064	$24,235

The accompanying notes are an integral part of these financial statements.

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended	From Inception (September 12, 2013) to
	January 31, 2016	January 31, 2015	January 31, 2016

REVENUES
Sales:
Merchandise Sales	$9,008	$30,141	$206,154
Total Income	9,008	30,141	206,154

Cost of Goods Sold:
Pillow Purchases	6,496	31,131	140,869
Sales Commission	-	-	3,180
Total Cost of Goods Sold	$6,496	$31,131	$144,049

Gross Profit	2,512	(991)	62,104

Operating Expenses:
General and administrative	$4,698	$20,220	$85,462
Total Expenses	4,698	20,220	85,462

Income Before Income Tax	$(2,185)	$(21,211)	$(23,357)

Provision for Income Tax	-	-	3,894

Interest Income	0	2	6

Net Income for Period	(2,185)	(21,209)	(27,245)

Net gain (loss) per share:
Basic and diluted	$(0.0000)	$(0.0042)	$(0.0068)

Weighted average number of shares outstanding:
Basic and diluted	141,000,000	5,000,000	4,000,000

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
From Inception September 12, 2013 to January 31, 2016

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Gain (Deficit)	Equity

Balance, September 12, 2013 (Inception)	-	$-	$-	$-	$-

Common Shares issued:
for cash on October 28, 2013	4,000,000	4,000	-		4,000

Net gain (loss)	-	-	-	(12)	(12)
Balance, October 31, 2013	4,000,000	$4,000	$-	$(12)	$3,988

Net gain (loss)	-	-	-	22,722	22,722
Balance, October 31, 2014	4,000,000	$4,000	$-	$22,710	$26,710

Common Shares issued:
for cash during January, 2015	1,000,000	1,000	39,000		40,000

Net gain (loss)	-	-	-	(47,784)	(47,784)
Balance, October 31, 2015	5,000,000	$5,000	$39,000	$(25,074)	$18,926

Common Shares issued:
25 for 1 forward stock split Nov 29, 2015	120,000,000		-		-
Issue to director Dec 2, 2015	16,000,000				-

Net gain (loss)	-	-	-	(2,185)	(2,185)
Balance, January 31, 2016	141,000,000	$5,000	$39,000	$(27,245)	$16,755

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended	Three Months Ended	From inception (September 12, 2013) to
	January 31, 2016	January 31, 2015	January 31, 2016

Operating activities:
Net Income	$(2,185)	$(21,209)	$(27,245)

Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Increase (decrease) in Inventory	-	-	-
Increase (decrease) in Accounts Payable	-	-	-
Increase (decrease) in Pending Shipment	-	-	-
Increase (decrease) in Deferred Tax Liability	-	-	3,894
Net cash provided by operating activities	(2,185)	(21,209)	(23,351)

Financing activities:
Proceeds from issuance of common stock	-	40,000	44,000
Due to related party	-	111	1,415

Net cash provided by financing activities	-	40,111	45,415

Investing activities:
Furniture & Equipment	-	-	(8,000)
Increase (decrease) Accum Depr - F&E	107	107	1,821
Sewing Shop	-	-	(16,940)
Increase (decrease) in Accum Depr - Sewing Shop	106	106	1,588

Net cash provided by investing activities	213	213	(21,531)

Net increase in cash	(1,972)	19,114	533

Cash, beginning of period	2,505	7,927	-

Cash, end of period	$533	$27,042	$533

Supplemental disclosure of cash flow information:

Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Adaiah Distribution Inc.

Notes to the Financial Statements

January 31, 2016

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

The accompanying unaudited interim financial statements of Adaiah Distribution, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Registration Statement on Form S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended October 31, 2015 as reported on Form 10-K have been omitted.

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

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2016.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Adaiah Distribution Inc.

Notes to the Financial Statements

January 31, 2016

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

Note 3: Property and Equipment

Property and equipment consist of:

	January 31, 2016	October 31, 2015
Furniture & Equipment	$8,000	$8,000
Sewing Shop	$16,940	$16,940
Accumulated Depreciation	$(3,409)	$(3,196)
	$21,531	$21,744

Property, plant and equipment are stated at cost. The Company utilizes MACRS 200 DB HY – 7 years for furniture and fixture depreciation and ADS straight-line – 40 years for the sewing shop depreciation over the estimated useful lives of the assets.

Adaiah Distribution Inc.

Notes to the Financial Statements

January 31, 2016

Note 4: Concentrations

Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

Nikolay Titov, the Director and President of the Company, has from time to time loaned the Company funds for operational costs. The amount, $1,415 at January 31, 2016, is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

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

On November 29, 2015, the Company's board of directors elected by unanimous written consent to file Articles of Amendment to its Articles of Incorporation with the Nevada Secretary of State to (i) increase the Company's authorized number of shares of common stock from 75 million to 750 million, and (ii) increase the Company's total issued and outstanding shares of common stock by conducting a forward split of such shares at the rate of 25 shares for every one (1) share currently issued and outstanding (the "Forward Split"). On December 4, 2015, the Company filed such Articles of Amendment with the Nevada Secretary of State. The record date for the Forward Split is December 1, 2015.

On December 4, 2015, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting that the aforementioned Forward Split be effected in the market. Such notification form is being reviewed by FINRA.

On December 2, 2015, the Company by written consent of the Board of Directors approved the issuance to Mr. Nikolay Titov of 16,000,000 restricted shares of the Company's common stock in exchange for continued services as the sole member of the Board and the Company's sole executive officer. These shares are being issued subsequent to the stock split and increased the Company's total issued and outstanding shares following such stock split to 141 million shares.

As of January 31, 2016 there were no outstanding stock options or warrants.

Adaiah Distribution Inc.

Notes to the Financial Statements

January 31, 2016

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

For the period from inception (September 12, 2013) to January 31, 2016, the Company generated $206,154 in revenues and a net gain (loss) from operations of $(27,245). The Company's ability to continue as a going concern is dependent upon the Company's ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Results of Operations

Our total assets at January 31, 2016 were $22,064, which was comprised of $533 cash in the bank and $21,531 in furniture and equipment and a sewing shop. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $10,000 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

In January 2015, the Company issued 1,000,000 shares of common stock to 30 independent persons pursuant to the Registration Statement on Form S-1 for total cash proceeds of $40,000.

Our revenue for the three months ended January 31, 2016 and 2015 was $9,008 and $30,141, respectively. Our cost of goods sold for the three months ended January 31, 2016 and 2015 was $6,496 and $31,131 resulting in a gross profit (loss) of $2,512 and $(991), respectively. Our operating expenses for the three months ended January 31, 2016 and 2015 were $4,698 and $20,220, respectively. Our interest income for the three months ended January 31, 2016 and 2015 were $0 and $2, respectively resulting in a net income (loss) of $(2,185) and $(21,209), respectively.

Our revenue from inception through January 31, 2016 was $206,165. Our cost of goods sold for the same period was $144,049 resulting in a gross profit of $62,104. Our operating expenses for the same period were $85,462, with interest income of $6 and provision for income tax $3,894, resulting in a net income (loss) of $(27,245).

As of January 31, 2016, there is a total of $1,415 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payableis interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through January 31, 2016. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	1/31/2016

Cash	$533
Total assets	$22,064
Total liabilities	$5,309
Stockholder's equity	$16,755

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

Liquidity and Capital Resources

At January 31, 2016 the Company had $533 in cashand there were outstanding liabilities of $5,309. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2016.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

a) On February 8, 2016, the Board of Directors of the Registrant accepted and approved the resignation of David L. Hillary, Jr., CPA, CITP the company's independent registered public account firm. The report of David L. Hillary, CPA, CITP on the Company's financial statements for the year ended October 31, 2015 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements with David L. Hillary, CPA, CITP whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to David L. Hillary, CPA, CITP's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

The registrant requested that David L. Hillary, CPA, CITP furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. As of the date of this filing we have been unsuccessful in obtaining the letter from David L. Hillary, CPA, CITP. If, in the future we receive the letter an amended report on Form 8-K will be filed.

b) On February 23, 2016, the registrant engaged Darrel Whitehead, CPAs as its independent accountant. During the most recent fiscal year (since inception) and the interim periods preceding the engagement, the registrant has not consulted Darrel Whitehead, CPAs regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

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

Adaiah Distribution Inc. Registrant

Date: March 10, 2016	By:	/s/ Nikolay Titov
Nikolay Titov
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

