Form 10-Q
period 2016-04-30
Adaiah Distribution Inc
filed 2016-05-27
CIK 1593204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 141,000,000 shares as of April 30, 2016

ITEM 1. FINANCIAL STATEMENTS

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	Three Months Ended	Year Ended
	April 30, 2016	October 31, 2015
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$466	$2,491
Inventory	-	-
	$466	$2,491

FIXED ASSETS
Furniture & Equipment	8,000	8,000
Accumulated Depreciation - F&E	(1,928)	(1,714)
Sewing Shop	16,940	16,940
Accumulated Depreciation - Sewing Shop	(1,694)	(1,482)
	$21,318	$21,744

TOTAL ASSETS	$21,784	$24,235

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	-	-
Product Paid - Pending Shipment	-	-
Deferred Tax Liability	3,894	3,894
Loan Payable - Related Party	1,415	1,415

TOTAL LIABILITIES	$5,309	$5,309

STOCKHOLDERS' EQUITY
Common stock: authorized 750,000,000; $0.001 par value; 141,000,000 and 5,000,000 shares issued and outstanding at April 30, 2016 and October 31, 2015	5,000	5,000
Additional Paid in Capital	39,000	39,000
Profit (loss) accumulated during the development stage	(27,525)	(25,074)

Total Stockholders' Equity	$16,475	$18,926

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,784	$24,235

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	From Inception (September 12, 2013) to
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015	April 30, 2016
REVENUES
Sales:
Merchandise Sales	$6,871	$35,317	$15,879	$65,458	$213,024
Total Income	6,871	35,317	15,879	65,458	213,024

Cost of Goods Sold:
Pillow Purchases	5,535	22,651	12,031	53,782	146,404
Sales Commission	-	-	-	-	3,180
Total Cost of Goods Sold	$5,535	$22,651	$12,031	$53,782	$149,584

Gross Profit	1,336	12,667	3,848	11,676	63,440

Operating Expenses:

General and administrative	$1,616	$36,996	$6,313	$57,216	$87,077

Total Expenses	1,616	36,996	6,313	57,216	87,077

Income Before Income Tax	$(280)	$(24,329)	$(2,465)	$(45,540)	$(23,637)

Provision for Income Tax	-	-	-	-	3,894

Interest Income	0	3	0	4	6

Net Income for Period	(279)	(24,326)	(2,465)	(45,536)	(27,525)

Net gain (loss) per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.32)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	141,000,000	5,000,000	141,000,000	141,000	141,000,000

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

			From inception
	Six Months Ended	Six Months Ended	(September 12, 2013) to
	April 30, 2016	April 30, 2015	April 30, 2016

Operating activities:
Net Income	$(2,465)	$(45,536)	$(27,525)
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Increase (decrease) in Inventory	-	-	-
Increase (decrease) in Accounts Payable	-	-	-
Increase (decrease) in Pending Shipment	-	-	-
Increase (decrease) in Deferred Tax Liability	-	-	3,894

Net cash provided by operating activities	(2,465)	(45,536)	(23,631)

Financing activities:

Proceeds from issuance of common stock	-	40,000	44,000
Due to related party	-	111	1,415

Net cash provided by financing activities	-	40,111	45,415

Investing activities:
Furniture & Equipment	-	-	(8,000)
Increase (decrease) Accum Depr - F&E	214	214	1,928
Sewing Shop	-	-	(16,940)
Increase (decrease) in Accum Depr - Sewing Shop	212	212	1,694

Net cash provided by investing activities	426	426	(21,318)

Net increase in cash	(2,039)	(4,999)	466

Cash, beginning of period	2,505	7,927	-

Cash, end of period	$466	$2,928	$466

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Adaiah Distribution Inc.

Notes to the Financial Statements

April 30, 2016

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

Fair Value of Financial Instruments

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2016.

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

April 30, 2016

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

Note 3: Property and Equipment

Property and equipment consist of:

	April 30, 2016	October 31, 2015

Furniture & Equipment	$8,000	$8,000
Sewing Shop	$16,940	$16,940
Accumulated Depreciation	$(3,622)	$(3,196)
	$21,318	$21,744

Adaiah Distribution Inc.

Notes to the Financial Statements

April 30, 2016

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

Note 6: Debt

Nikolay Titov, the Director and President of the Company, has from time to time loaned the Company funds for operational costs. The amount, $1,415 at April 30, 2016, is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

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

As of April 30, 2016 there were no outstanding stock options or warrants.

Adaiah Distribution Inc.

Notes to the Financial Statements

April 30, 2016

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

For the period from inception (September 12, 2013) to April 30, 2016, the Company generated $213,024 in revenues and a net gain (loss) from operations of $(27,525). The Company's ability to continue as a going concern is dependent upon the Company's ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Results of Operations

Our total assets at April 30, 2016 were $21,784, which was comprised of $466 cash in the bank and $21,318 in furniture and equipment and a sewing shop. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $10,000 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

In January 2015, the Company issued 1,000,000 shares of common stock to 30 independent persons pursuant to the Registration Statement on Form S-1 for total cash proceeds of $40,000.

Our revenue for the three months ended April 30, 2016 and 2015 was $6,871 and $35,317, respectively. Our cost of goods sold for the three months ended April 30, 2016 and 2015 was $5,535 and $22,651 resulting in a gross profit (loss) of $1,336 and $12,667, respectively. Our operating expenses for the three months ended April 30, 2016 and 2015 were $1,616 and $36,995, respectively. Our interest income for the three months ended April 30, 2016 and 2015 were $0 and $3, respectively, resulting in a net income (loss) of $(279) and $(24,326), respectively.

Our revenue for the six months ended April 30, 2016 and 2015 was $15,879 and $65,458, respectively. Our cost of goods sold for the six months ended April 30, 2016 and 2015 was $12,031 and $53,782 resulting in a gross profit (loss) of $3,848 and $11,676, respectively. Our operating expenses for the six months ended April 30, 2016 and 2015 were $6,313 and $57,216, respectively. Our interest income for the six months ended April 30, 2016 and 2015 were $0 and $4, respectively, resulting in a net income (loss) of $(2,465) and $(45,536), respectively.

Our revenue from inception (September 12, 2013) through April 30, 2016 was $213,024. Our cost of goods sold for the same period was $149,584 resulting in a gross profit of $63,440. Our operating expenses for the same period were $87,077, with interest income of $6 and provision for income tax $3,894, resulting in a net income (loss) of $(27,525).

As of April 30, 2016, there is a total of $1,415 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payableis interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through April 30, 2016. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	4/30/2016

Cash	$466
Total assets	$21,784
Total liabilities	$5,309
Stockholder's equity	$16,475

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

Liquidity and Capital Resources

At April 30, 2016 the Company had $466 in cashand there were outstanding liabilities of $5,309. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2016.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

Adaiah Distribution Inc. Registrant

Date: May 24, 2016	By:	/s/ Nikolay Titov
Nikolay Titov
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

