Form 10-Q
period 2016-07-31
Adaiah Distribution Inc
filed 2016-09-14
CIK 1593204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2016

Commission file number 000-55369

ADAIAH DISTRIBUTION INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

Poruka iela 3 Madona

LV-4801 Latvia

(Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 141,000,000 shares as of September 12, 2016.

ITEM 1.  FINANCIAL STATEMENTS

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	Three Months Ended	Year Ended
	July 31, 2016	October 31, 2015
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$210	$2,491
Inventory	-	-

	$210	$2,491

FIXED ASSETS
Furniture & Equipment	8,000	8,000
Accumulated Depreciation - F&E	(2,035)	(1,713)
Sewing Shop	16,940	16,940
Accumulated Depreciation - Sewing Shop	(1,800)	(1,482)

	$21,105	$21,745

TOTAL ASSETS	$21,315	$24,235

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	-	-
Product Paid - Pending Shipment	-	-
Deferred Tax Liability	3,894	3,894
Loan Payable - Related Party	1,415	1,415

TOTAL LIABILITIES	$5,309	$5,309

STOCKHOLDERS' EQUITY
Common stock: authorized 750,000,000; $0.001 par value; 141,000,000 and 5,000,000 shares issued and outstanding as of July 31, 2016 and October 31, 2015	5,000	5,000
Additional Paid in Capital	39,000	39,000
Profit (loss) accumulated during the development stage	(27,994)	(25,074)

Total Stockholders' Equity	$16,006	$18,926

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,315	$24,235

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	From Inception (September 12, 2013) to
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015	July 31, 2016

REVENUES
Sales:
Merchandise Sales	$10,944	$19,379	$26,823	$84,837	$223,969
Total Income	10,944	19,379	26,823	84,837	223,969

Cost of Goods Sold:
Pillow Purchases	10,930	15,642	22,961	69,423	157,334
Sales Commission	-	-	-	-	3,180
Total Cost of Goods Sold	$10,930	$15,642	$22,961	$69,423	$160,514

Gross Profit	14	3,737	3,862	15,414	63,455

Operating Expenses:

General and administrative	$483	$2,470	$6,782	$59,688	$87,561

Total Expenses	483	2,470	6,782	59,688	87,561

Income Before Income Tax	$(469)	$1,267	$(2,920)	$(44,274)	$(24,106)

Provision for Income Tax	-	-	-	-	3,894

Interest Income	0	0	0	5	6

Net Income for Period	(469)	1,267	(2,920)	(44,269)	(27,994)

Net gain (loss) per share:
Basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	141,000,000	5,000,000	141,000,000	5,000,000	141,000,000

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended	Nine Months Ended	From inception (September 12, 2013) to
	July 31, 2016	July 31, 2015	July 31, 2016

Operating activities:
Net Income	$(2,920)	$(44,269)	$(27,994)
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Increase (decrease) in Inventory	-	-	-
Increase (decrease) in Accounts Payable	-	-	-
Increase (decrease) Accum Depreciation	639	638	3,835
Increase (decrease) in Pending Shipment	-	-	-
Increase (decrease) in Deferred Tax Liability	-	-	3,894
Net cash provided by operating activities	(2,281)	(43,630)	(20,265)

Financing activities:
Proceeds from issuance of common stock	-	40,000	44,000
Due to related party	-	110	1,415

Net cash provided by financing activities	-	40,110	45,415

Investing activities:
Furniture & Equipment	-	-	(8,000)
Sewing Shop	-	-	(16,940)
Net cash provided by investing activities	-	-	(24,940)

Net increase in cash	(2,281)	(3,520)	210

Cash, beginning of period	2,491	7,927	-

Cash, end of period	$210	$4,407	$210

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Adaiah Distribution Inc.

Notes to the Financial Statements

July 31, 2016

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2016.

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

July 31, 2016

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

Note 3: Property and Equipment

Property and equipment consist of:

	July 31, 2016	October 31, 2015
Furniture & Equipment	$8,000	$8,000
Sewing Shop	$16,940	$16,940
Accumulated Depreciation	$(3,835)	$(3,196)
	$21,105	$21,744

Property, plant and equipment are stated at cost. The Company utilizes MACRS 200 DB HY – 7 years for furniture and fixture depreciation and ADS straight-line – 40 years for the sewing shop depreciation over the estimated useful lives of the assets.

Adaiah Distribution Inc.

Notes to the Financial Statements

July 31, 2016

Note 4: Concentrations

Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

Nikolay Titov, the Director and President of the Company, has from time to time loaned the Company funds for operational costs. The amount, $1,415 at July 31, 2016, is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

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

As of July 31, 2016 there were no outstanding stock options or warrants.

Adaiah Distribution Inc.

Notes to the Financial Statements

July 31, 2016

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

For the period from inception (September 12, 2013) to July 31, 2016, the Company generated $223,969 in revenues and a net gain (loss) from operations of $(27,994). The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Results of Operations

Our total assets at July 31, 2016 were $21,315, which was comprised of $210 cash in the bank and $21,105 (net) in furniture and equipment and a sewing shop. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $10,000 per year.

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

Our revenue for the three months ended July 31, 2016 and 2015 was $10,944 and $19,379, respectively. Our cost of goods sold for the three months ended July 31, 2016 and 2015 was $10,930 and $15,642 resulting in a gross profit (loss) of $14 and $3,737, respectively. Our operating expenses for the three months ended July 31, 2016 and 2015 were $483 and $2,470, respectively. Our net income (loss) for the three months ended July 31, 2016 and 2015 was $(469) and $1,267, respectively.

Our revenue for the nine months ended July 31, 2016 and 2015 was $26,823 and $84,837, respectively. Our cost of goods sold for the nine months ended July 31, 2016 and 2015 was $22,961 and $69,423 resulting in a gross profit (loss) of $3,862 and $15,413, respectively. Our operating expenses for the nine months ended July 31, 2016 and 2015 were $6,782 and $59,688, respectively. Our interest income for the nine months ended July 31, 2016 and 2015 were $0 and $5, respectively, resulting in a net income (loss) of $(2,920) and $(44,269), respectively.

Our revenue from inception (September 12, 2013) through July 31, 2016 was $223,969. Our cost of goods sold for the same period was $160,514 resulting in a gross profit of $63,455. Our operating expenses for the same period were $87,561, with interest income of $6 and provision for income tax $3,894, resulting in a net income (loss) of $(27,994).

As of July 31, 2016, there is a total of $1,415 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through July 31, 2016. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	7/31/2016
Cash	$210
Total assets	$21,315
Total liabilities	$5,309
Stockholder’s equity	$16,006

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

Liquidity and Capital Resources

At July 31, 2016 the Company had $210 in cash and there were outstanding liabilities of $5,309. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2016.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

(a) On February 8, 2016, the Board of Directors of the Registrant accepted and approved the resignation of David L. Hillary, Jr., CPA, CITP the company’s independent registered public account firm. The report of David L. Hillary, CPA, CITP on the Company's financial statements for the year ended October 31, 2015 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements with David L. Hillary, CPA, CITP whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to David L. Hillary, CPA, CITP’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

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

Adaiah Distribution Inc.
Registrant

Date: September 12, 2016	By:	/s/ Nikolay Titov
Nikolay Titov
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

