Form 10-K
period 2016-10-31
Adaiah Distribution Inc
filed 2017-02-14
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-55369

ADAIAH DISTRIBUTION INC.
(Exact name of registrant as specified in its charter)

Nevada	90-1020141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Poruka iela 3 Madona

LV-4801 Latvia

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (775) 375-5240

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of RegulationS-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 10, 2017, the registrant had 141,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of February 10, 2017.

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

ITEM 1. BUSINESS

General

Adaiah Distribution Inc. was incorporated in the State of Nevada as a for-profit company on September 12, 2013 and established a fiscal year end of October 31. We have generated revenues of $238,775 through October 31, 2016, have $21,207 in assets, $1,415 in liabilities and have incurred losses of $24,208 since inception. We are a development-stage company formed to develop and distribute our product to the pillow industry. It is our goal to do business in the U.S., Russia and the European Union. To date, we have had some business operations. We have developed our business plan and executed contracts with Ningbo Hounuo Plastic Co., LTD, Hangzhou Yintex Co., Ltd, Suemon Furniture Co., Ltd, Vision Industry Co., Ltd and E&O International Trade Co., Ltd, where we engage these companies as independent contractors for the specific purpose of developing, manufacturing and supplying products to us. Adaiah Distribution Inc. then distributes these neck, head, donut, lumbar, decorative, throw and orthopedic pillows to our customers.

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

We had generated $238,775 in revenue through October 31, 2016. Our cost of sales was $173,079 which included $169,899 in pillow purchases and $3,180 in sales commissions. Our independent salespeople are paid a commission of 10% of the initial sale to the customer. Commissions are not paid on any re-orders from the same customer. In this way we encourage new sales instead of the salesperson making one sale and getting paid from it during the lifetime of the customer account. The revenue was the result of pillow sales. Right now we are focusing on distributing ready made products from our suppliers, however we have produced and sold a number of custom pillows from our sewing shop.

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

Chinese dynasties used pillows that were made from a wide range of materials including bamboo, jade, porcelain, wood, and bronze. Porcelain pillows became the most popular.The use of the porcelain pillow first appeared in the Sui Dynasty between 581 and 618 while mass production of the porcelain pillow appeared in the Tang Dynasty between 618 and 907.The Chinese decorated their pillows by making them different shapes and by painting pictures of animals, humans, and plants on them.Ancient Chinese porcelain pillows reached their peak in terms of production and use during the Song, Jin, and Yuan dynasties between the 10th and 14th century, but slowly phased out during the Ming and Qing dynasties between 1368 and 1911 with the emergence of better pillow making materials.

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

Our main clients are distributors but in some areas there are no distributors so we will sell directly to the public. Most of the revenue will be received from distributors as they are our main target market. We do not currently have any agreements or contracts with distributors. Some sales to date have been made by our independent sales representatives and others by the company’s president. In the future as we grow and have the ability to fulfill large orders and negotiate pricing we may enter into agreements or contracts with distributors if it is in the best interests of the company.

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

On January 28, 2014 we purchased for $16,940US a 1,969 sq. ft. building located at 10 Oktyabrskaya St., Manchazh Settlement, Artinsky District, Sverdlovsk Oblast, Russia. The building was formerly used as a sewing shop and we were able to purchase the contents of the building which includes 8 sewing machines. The building has one office area of $650 sq. ft. and the remaining is production floor area. Management currently has 5 independent contractors who will work on orders for custom pillows at this location when we receive orders. The maximum number of pillows that could be produced per week at this location is estimated at 250 pieces.

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

WE HAVE EARNED ONLY LIMITED REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE FINANCING.

We have accrued a net loss of $24,208 for the period from our inception on September 12, 2013 to October 31, 2016, and have $238,775 in revenues as of this date. Our future is dependent future profitable operations in the neck, head, donut, lumbar, decorative, throw and orthopedic pillows distribution business. Further, the finances required to fully develop our plan cannot be predicted with any certainty and may exceed any estimates we set forth. If we fail to raise sufficient capital when needed, we may not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountant’s comments when determining if an investment in Adaiah Distribution Inc. is suitable.

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

BECAUSE OUR OFFICER AND DIRECTOR OWNS 80% OR OF OUR OUTSTANDING COMMON STOCK HE MAY MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

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

ITEM 2. PROPERTIES.

Our business office is located at Poruka iela 3 Madona, LV-4801 Latvia. Our phone number is (775)375-5240. Our president and director, Nikolay Titov currently takes care of our administrative duties from this office in Latvia. The office is used for communication with customers and distributors and holds all related samples and paperwork as well as serving as a shipping destination if necessary.

On January 28, 2014 we purchased for $16,940US a 1,969 sq. ft. building located at 10 Oktyabrskaya St., Manchazh Settlement, Artinsky District, Sverdlovsk Oblast, Russia. The building was formerly used as a sewing shop and we were able to purchase the contents of the building which includes 8 sewing machines. The building has one office area of $650 sq. ft. and the remaining is production floor area. Management has 5 independent contractors to work on orders for custom pillows at this location when orders are received. The maximum number of pillows that could be produced per week at this location is estimated at 250 pieces.

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

Holders of our Common Stock

As of October 31, 2016, there were 31 registered stockholders, holding 141,000,000 shares of our issued and outstanding common stock.

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

At October 31, 2016, there were 141,000,000 shares of common stock issued and outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our cash balance was $315 as of October 31, 2016 with $5,309 in liabilities. Our cash balance is not sufficient to fund our limited levels of operations for any period of time without further revenue. We may utilize funds from Nikolay Titov, our president and director, who has informally agreed to advance funds to allow us to pay for filing and professional fees. Mr. Titov, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Being a development stage company, we have a limited operating history but have meaningfully commenced business operations based upon the amount of revenue we have been able to generate. We may need additional financing. We do not currently have any arrangements for additional financing. Our principal executive offices are located at Poruka eila Madona, LV-4801 Latvia. Our phone number is (775)375-5240.

We are a development stage company and have generated $238,775 in revenue from inception (September 12, 2013) through October 31, 2016. The revenue was the result of pillow sales. The customers are allowed to return the products within 30 days for a refund, if the packages are unopened. The initial customers were generated by an internet search for distributors and stores and then follow up calls and e-mails. There were no pre-existing relationships with the customers. We have begun initial marketing efforts via our website and the sales representatives contacting potential customers.

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

If funds from revenue support the expense we plan to accomplish the following in the next 12 months:

Develop Our Website

Month 1-5

During this period, we intend to begin expansion of developing our website. Our president and director, Nikolay Titov, will be in charge of this planned expansion. We may hire a web designer to help us with the expansion in web site design and to help us develop our website to its full capacity. We do not have any written agreements with any web designers at current time. The website development expansion costs, including site re-design and implementation will be $2,500. Updating and improving our website will continue throughout the lifetime of our operations.

Development and manufacturing of custom products

Month 3-6

During this period, our suppliers will continue to develop and manufacture custom made neck, head, donut, lumbar, decorative, throw and orthopedic pillows, per our specific customer specifications, which we are going to distribute to those specific customers. We began to have those customers in small quantities, but expect to have many more in the near future. Right now we are focusing on distributing mainly ready made products from our suppliers, however we have produced a small number of custom pillows in our sewing shop. We will have to pay for development of the products: design of the pillow cover components and design of the product, and must pay for manufacturing of the samples, we anticipate these costs to be approximately $4,500.

Establish additional relationship with Distributors and Operators

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

Results of operations

Our total assets at October 31, 2016 were $21,207, which was comprised of $315 cash in the bank and $20,892 (net) in furniture and equipment and a sewing shop. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $10,000 per year.

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

Our revenue for the years ended October 31, 2016 and 2015 was $41,630 and $105,839, respectively. Our cost of goods sold for the years ended October 31, 2016 and 2015 was $35,526 and $89,727 resulting in a gross profit (loss) of $6,104 and $16,112, respectively. Our operating expenses for the years ended October 31, 2016 and 2015 were $9,132 and $63,896, respectively. Our net income (loss) for the years ended October 31, 2016 and 2015 was $866 and $(47,784), respectively.

Our revenue from inception (September 12, 2013) through October 31, 2016 was $238,775. Our cost of goods sold for the same period was $173,079 resulting in a gross profit of $65,696. Our operating expenses for the same period were $89,904 and provision for income tax $3,894, resulting in a net income (loss) of $(24,208).

As of October 31, 2016, there is a total of $1,415 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through October 31, 2016. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	10/31/2016

Cash	$315
Total assets	$21,207
Total liabilities	$1,415
Stockholder’s equity	$19,792

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2016 the Company had $315 in cash and there were outstanding liabilities of $1,415. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

Due to the limited level of operations, the Company has not had to make material assumptions or estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2016.

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

Taxes previously deferred of $3,894 reduced the tax provision for the year ended October 31, 2016.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ADAIAH DISTRIBTION, INC.

Report of Independent Registered Public Accountant

To the Board of Directors and Shareholders

Adaiah Distribution

Gardnerville, Nevada

We have audited the accompanying balance sheet of Adaiah Distribution, Inc. (a Nevada Corporation) as of October 31, 2016 and 2015, and the related statements of operations, statements of changes in stockholder’s equity and statements of cash flows for the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, at October 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Darrel Whitehead

Darrel Whitehead CPAs

Huntington Beach, California U.S.A.

January 27, 2017

18592 Main Street • Huntington Beach, California 92648 • Business: (714) 841-0995 • Fax: (714) 841-2305

info@whiteheadcpa.com • www.whiteheadcpa.com

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	Year Ended	Year Ended
	October 31, 2016	October 31, 2015

ASSETS

CURRENT ASSETS
Cash	$315	$2,491
Inventory	-	-
	$315	$2,491

FIXED ASSETS
Furniture & Equipment	8,000	8,000
Accumulated Depreciation - F&E	(2,143)	(1,714)
Sewing Shop	16,940	16,940
Accumulated Depreciation - Sewing Shop	(1,905)	(1,482)
	$20,892	$21,744

TOTAL ASSETS	$21,207	$24,235

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	-	-
Product Paid - Pending Shipment	-	-
Deferred Tax Liability	-	3,894
Loan Payable - Related Party	1,415	1,415

TOTAL LIABILITIES	$1,415	$5,309

STOCKHOLDERS' EQUITY
Common stock: authorized 750,000,000; $0.001 par value; 141,000,000 and 5,000,000 shares issued and outstanding at October 31, 2016 and October 31, 2015	5,000	5,000
Additional Paid in Capital	39,000	39,000
Profit (loss) accumulated during the development stage	(24,208)	(25,074)

Total Stockholders' Equity	$19,792	$18,926
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,207	$24,235

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			From Inception
	Year Ended	Year Ended	(September 12, 2013) to
	October 31, 2016	October 31, 2015	October 31, 2016
REVENUES
Sales:
Merchandise Sales	$41,630	$105,839	$238,775
Total Income	41,630	105,839	238,775

Cost of Goods Sold:
Pillow Purchases	35,526	89,727	169,899
Sales Commission	-	-	3,180
Total Cost of Goods Sold	$35,526	$89,727	$173,079

Gross Profit	6,104	16,112	65,696

Operating Expenses:
General and administrative	$9,132	$63,896	$89,904

Total Expenses	9,132	63,896	89,904

Income Before Income Tax	$(3,028)	$(47,784)	$(24,208)

Provision for Income Tax	(3,894)	-	-

Net Income for Period	866	(47,784)	(24,208)

Net gain (loss) per share:
Basic and diluted	$0.0000	$(0.0096)	$(0.0002)

Weighted average number of shares outstanding:
Basic and diluted	141,000,000	5,000,000	141,000,000

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Audited)

From Inception September 12, 2013 to October 31, 2016

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Gain (Deficit)	Equity

Balance, September 12, 2013 (Inception)	-	$-	$-	$-	$-

Common Shares issued:
for cash on October 28, 2013	4,000,000	4,000	-		4,000

Net gain (loss)	-	-	-	(12)	(12)
Balance, October 31, 2013	4,000,000	$4,000	$-	$(12)	$3,988

Net gain (loss)	-	-	-	22,722	22,722
Balance, October 31, 2014	4,000,000	$4,000	$-	$22,710	$26,710

Common Shares issued:
for cash during January, 2015	1,000,000	1,000	39,000		40,000

Net gain (loss)	-	-	-	(47,784)	(47,784)
Balance, October 31, 2015	5,000,000	$5,000	$39,000	$(25,074)	$18,926

Common Shares issued:
25 for 1 forward stock split Nov 29, 2015	120,000,000
Issued to director Dec 2, 2015	16,000,000

Net gain (loss)	-	-	-	866	866
Balance, October 31, 2016	141,000,000	$5,000	$39,000	$(24,208)	$19,792

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			From inception
	Year Ended	Year Ended	(September 12, 2013) to
	October 31, 2016	October 31, 2015	October 31, 2016

Operating activities:
Net Income	$866	$(47,784)	$(24,208)
Adjustment to reconcile net loss to net cash provided by operations:	-

Changes in assets and liabilities:
Increase (decrease) in Inventory	-	-	-
Increase (decrease) in Accounts Payable	-	-	-
Increase (decrease) in Pending Shipment	-	-	-
Increase (decrease) in Deferred Tax Liability	(3,894)	-	-
Net cash used by operating activities	(3,042)	(47,784)	(24,208)

Financing activities:
Proceeds from issuance of common stock	-	40,000	44,000
Due to related party	-	111	1,415
Net cash provided by financing activities	-	40,111	45,415

Investing activities:
Furniture & Equipment	-	-	(8,000)
Increase (decrease) Accum Depr - F&E	429	1,179	2,143
Sewing Shop	-	-	(16,940)
Increase (decrease) in Accum Depr - Sewing Shop	423	1,058	1,905
Net cash provided by investing activities	852	2,237	(20,892)

Net increase in cash	(2,190)	(5,436)	315

Cash, beginning of period	2,491	7,927	-

Cash, end of period	$315	$2,491	$315

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Adaiah Distribution Inc.

Notes to the Financial Statements

October 31, 2016

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of October 31, 2016 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Adaiah Distribution,” “we,” “us,” “our” or the “company” are to Adaiah Distribution, Inc.

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

Due to the limited level of operations, the Company has not had to make material assumptions or estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2016.

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

Adaiah Distribution Inc.

Notes to the Financial Statements

October 31, 2016

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

Taxes previously deferred of $3,894 reduced the tax provision for the year ended October 31, 2016.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 3: Property and Equipment

Property and equipment consist of:

	October 31, 2016	October 31, 2015
Furniture & Equipment	$8,000	$8,000
Sewing Shop	$16,940	$16,940
Accumulated Depreciation	$(4,048)	$(3,196)
	$20,892	$21,744

Property, plant and equipment are stated at cost. The Company utilizes MACRS 200 DB HY – 7 years for furniture and fixture depreciation and ADS straight-line – 40 years for the sewing shop depreciation over the estimated useful lives of the assets.

Adaiah Distribution Inc.

Notes to the Financial Statements

October 31, 2016

Note 4: Concentrations

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

Nikolay Titov, the Director and President of the Company, has from time to time loaned the Company funds for operational costs. The amount, $1,415 at October 31, 2016, is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

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

As of October 31, 2016 there were no outstanding stock options or warrants.

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

Adaiah Distribution Inc.

Notes to the Financial Statements

October 31, 2016

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

Taxes previously deferred of $3,894 reduced the tax provision for the year ended October 31, 2016.

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

For the year ended October 31, 2016, the Company generated $41,630 in revenues and a net gain (loss) from operations of $866. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock. In the event the Company is not able to do so the director of the Company has agreed to provide the necessary funding for the Company to continue in a limited operations scenario for the next 12 months, which would include the costs associated with maintaining reporting status with the Securities and Exchange Commission.

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

The registrant requested that David L. Hillary, CPA, CITP furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. We received the letter and it is attached as Exhibit 16 to the registrant’s report filed on Form 8-K.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of October 31, 2016, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended October 31, 2016 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of October 31, 2016.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and title of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Nikolay Titov Poruka iela 3 Madona LV-4801 Latvia	55	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

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

ITEM 11. EXECUTIVE COMPENSATION.

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, Treasurer and Secretary (collectively, the “Named Executive Officer”) from inception on September 12, 2013 until October 31, 2016:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Nikolay Titov, President, Secretary and Treasurer	September 12, 2013 to October 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

The following table sets forth director compensation as of October 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Nikolay Titov	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 31, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Nikolay Titov Poruka iela 3 Madona LV-4801 Latvia	116,000,000 shares of common stock (direct)	80%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of October 31, 2016, there were 141,000,000 shares of our common stock issued and outstanding.

Future Sales by Existing Stockholders

A total of 116,000,000 shares have been issued to the existing stockholder, all of which are held by an officer/director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

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

As of October 31, 2016 there is a loan payable to Mr. Titov in the amount of $1,415 for expenses he has paid on behalf of the Company. The loan bears no interest and is payable on demand.

Our officer and director may be considered a promoter of the Company due to his participation in and management of the business since our incorporation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended October 31, 2016, the total fees billed for audit-related services was $2,350, for tax services was $0 and for all other services was $0.

During the year ended October 31, 2015, the total fees billed for audit-related services was $3,400, for tax services was $0 and for all other services was $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this registration statement:

Exhibit Number	Description

3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)

3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)

23.1	Auditor Consent

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAIAH DISTRIBUTION INC.

Date: February 14, 2017	By:	/s/ Nikolay Titov
Nikolay Titov
President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)

