Form 10-Q
period 2017-01-31
Adaiah Distribution Inc
filed 2017-03-17
CIK 1593204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 141,000 shares as of March 8, 2017

ITEM 1.     FINANCIAL STATEMENTS

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	Three Months Ended January 31, 2017 (Unaudited)	Year Ended October 31, 2016 (Audited)

ASSETS

CURRENT ASSETS
Cash	$206	$315
Inventory	-	-
	$206	$315

FIXED ASSETS
Furniture & Equipment	8,000	8,000
Accumulated Depreciation - F&E	(2,250)	(2,143)
Sewing Shop	16,940	16,940
Accumulated Depreciation - Sewing Shop	(2,011)	(1,905)

	$20,679	$20,892

TOTAL ASSETS	$20,884	$21,207

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	-	-
Product Paid - Pending Shipment	-	-
Deferred Tax Liability	-	-
Loan Payable - Related Party	1,415	1,415

TOTAL LIABILITIES	$1,415	$1,415

STOCKHOLDERS' EQUITY

Common stock: authorized 75,000,000; $0.001 par value; 141,000 shares issued and outstanding at January 31, 2017 and October 31, 2016	5,000	5,000
Additional Paid in Capital	39,000	39,000
Profit (loss) accumulated during the development stage	(24,530)	(24,208)

Total Stockholders' Equity	$19,470	$19,792

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,884	$21,207

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Three Months Ended January 31, 2017	Three Months Ended January 31, 2016	From Inception (September 12, 2013) to January 31, 2017
REVENUES
Sales:
Merchandise Sales	$11,855	$9,008	$250,630
Total Income	11,855	9,008	250,630

Cost of Goods Sold:
Pillow Purchases	9,165	6,496	179,064
Sales Commission	-	-	3,180
Total Cost of Goods Sold	$9,165	$6,496	$182,244

Gross Profit	2,690	2,512	68,386

Operating Expenses:

General and administrative	$3,013	$4,698	$92,923

Total Expenses	3,013	4,698	92,923

Income Before Income Tax	$(323)	$(2,185)	$(24,537)

Interest Income	-	-	7

Net Income for Period	(323)	(2,185)	(24,530)

Net gain (loss) per share:
Basic and diluted	$(0.0023)	$(0.0155)	$(0.1740)

Weighted average number of shares outstanding:
Basic and diluted	141,000	141,000	141,000

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

From Inception September 12, 2013 to January 31, 2017

	Common Stock				Total
	Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid in Capital	Gain (Deficit)	Equity

Balance, September 12, 2013 (Inception)	-	$-	$-	$-	$-

Common Shares issued:
for cash on October 28, 2013	4,000,000	4,000	-		4,000

Net gain (loss)	-	-	-	(12)	(12)
Balance, October 31, 2013	4,000,000	$4,000	$-	$(12)	$3,988

Net gain (loss)	-	-	-	22,722	22,722
Balance, October 31, 2014	4,000,000	$4,000	$-	$22,710	$26,710

Common Shares issued:
for cash during January, 2015	1,000,000	1,000	39,000		40,000

Net gain (loss)	-	-	-	(47,784)	(47,784)
Balance, October 31, 2015	5,000,000	$5,000	$39,000	$(25,074)	$18,926

Common Shares issued:
25 for 1 forward stock split Nov 29, 2015	120,000,000
Issued to director Dec 2, 2015	16,000,000

Net gain (loss)	-	-	-	866	866
Balance, October 31, 2016	141,000,000	$5,000	$39,000	$(24,208)	$19,792

Common Shares reversed:
1 for 1,000 reverse stock split Nov 8, 2016	(140,859,000)

Net gain (loss)	-	-	-	(323)	(323)
Balance, January 31, 2017	141,000	$5,000	$39,000	$(24,530)	$19,470

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended January 31, 2017	Three Months Ended January 31, 2016	From inception (September 12, 2013) to January 31, 2017
Operating activities:

Net Income	$(323)	$(2,185)	$(24,530)
Adjustment to reconcile net loss to net cash provided by operations:

Changes in assets and liabilities:
Increase (decrease) in Inventory	-	-	-
Increase (decrease) in Accounts Payable	-	-	-
Increase (decrease) in Pending Shipment	-	-	-
Increase (decrease) in Deferred Tax Liability	-	-	-
Net cash used by operating activities	(323)	(2,185)	(24,530)

Financing activities:

Proceeds from issuance of common stock	-	-	44,000
Due to related party	-	-	1,415

Net cash provided by financing activities	-	-	45,415

Investing activities:
Furniture & Equipment	-	-	(8,000)
Increase (decrease) Accum Depr - F&E	107	107	2,250
Sewing Shop	-	-	(16,940)
Increase (decrease) in Accum Depr - Sewing Shop	106	106	2,011

Net cash provided by investing activities	213	213	(20,679)

Net increase in cash	(110)	(1,972)	206

Cash, beginning of period	315	2,505	-

Cash, end of period	$206	$533	$206

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Adaiah Distribution Inc.

Notes to the Financial Statements

January 31, 2017

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

The accompanying unaudited interim financial statements of Adaiah Distribution, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement on Form S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended October 31, 2016 as reported on Form 10-K have been omitted.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2017.

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

January 31, 2017

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

Note 3: Property and Equipment

Property and equipment consist of:

	January 31, 2017	October 31, 2016
Furniture & Equipment	$8,000	$8,000
Sewing Shop	$16,940	$16,940
Accumulated Depreciation	$(4,261)	$(4,048)
	$20,679	$20,892

Property, plant and equipment are stated at cost. The Company utilizes MACRS 200 DB HY – 7 years for furniture and fixture depreciation and ADS straight-line – 40 years for the sewing shop depreciation over the estimated useful lives of the assets.

Adaiah Distribution Inc.

Notes to the Financial Statements

January 31, 2017

Note 4: Concentrations

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

Nikolay Titov, the Director and President of the Company, has from time to time loaned the Company funds for operational costs. The amount, $1,415 at January 31, 2017, is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

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

On September 19, 2016, the Company filed Articles of Amendment to its Articles of Incorporation with the Nevada Secretary of State whereby it amended its Articles of Incorporation by (i) decreasing the Company’s authorized number of shares of common stock from 750 million to 750,000, and (ii) decreasing the Company’s total issued and outstanding shares of common stock by conducting a reverse split of such shares at the rate of one (1) share for every one thousand (1,000) share currently issued and outstanding, resulting in 141,000 shares being issued and outstanding.

On November 8, 2016 the Company’s request for the Reverse Split was approved by FINRA and effected in the market. The Company’s ticker symbol was also changed to “ADAD”.

As of January 31, 2017 there were no outstanding stock options or warrants.

Adaiah Distribution Inc.

Notes to the Financial Statements

January 31, 2017

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

For the period ended January 31, 2017, the Company generated $11,855 in revenues and a net gain (loss) from operations of $(323). The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock. In the event the Company is not able to do so the director of the Company has agreed to provide the necessary funding for the Company to continue in a limited operations scenario for the next 12 months, which would include the costs associated with maintaining reporting status with the Securities and Exchange Commission.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

Adaiah Distribution Inc.

Notes to the Financial Statements

January 31, 2017

Note 11: Subsequent Events

On February 15, 2017, Adaiah Distribution Inc. (the “Company” or “Adaiah”) entered into an Asset Purchase Agreement with 3D Pioneer Systems, Inc., a Nevada corporation (“3D”) to acquire all of 3D’s intellectual property, apps, other assets and all related contractual rights used in connection with such property (the “Assets”). The acquisition will be accomplished by issuing 1 million shares of the Company’s common stock to 3D and paying a total of $120,000, in equal quarterly payments, with the first payment to be made the closing of the Asset Purchase Agreement.

3D’s apps are designed to educate young children (starting at 2 years old) about the environment, natural resources and how to make decisions that are consistent with “green” or “save your plant” initiatives. These applications teach children to respect the planet in a fun and engaging manner, utilizing music, caricatures, numerous colors and graphic art. Utilization of the apps allows children to be creative as they paint pictures from the main application or freely from their own mind and fantasies. The apps also help children to learn to play music in a fun and interactive manner. The apps are currently available on smartphones operating on the Android platform.

The acquisition of the Assets is subject to completion of due diligence by Adaiah. The parties anticipate being able to complete the acquisition by March 15, 2017.

The Company has evaluated events subsequent to the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that other than the event disclosed above, no other subsequent events occurred that require recognition or disclosure in the financial statements.

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

As used in this quarterly report, the terms "we", "us", "our", “Adaiah" and “Adaiah Distribution” mean Adaiah Distribution Inc., unless the context clearly requires otherwise.

Results of Operations

Our total assets at January 31, 2017 were $20,884, which was comprised of $206 cash in the bank and $20,679 (net) in furniture and equipment and a sewing shop.  We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $10,000 per year.

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

On September 19, 2016, the Company filed Articles of Amendment to its Articles of Incorporation with the Nevada Secretary of State whereby it amended its Articles of Incorporation by (i) decreasing the Company’s authorized number of shares of common stock from 750 million to 750,000, and (ii) decreasing the Company’s total issued and outstanding shares of common stock by conducting a reverse split of such shares at the rate of one (1) share for every one thousand (1,000) share currently issued and outstanding, resulting in 141,000 shares being issued and outstanding.

On November 8, 2016 the Company’s request for the Reverse Split was approved by FINRA and effected in the market. The Company’s ticker symbol was also changed to “ADAD”.

Our revenue for the three months ended January 31, 2017 and 2016 was $11,855 and $9,008, respectively. Our cost of goods sold for the three months ended January 31, 2017 and 2016 was $9,165 and $6,496 resulting in a gross profit (loss) of $2,690 and $2,512, respectively. Our operating expenses for the three months ended January 31, 2017 and 2016 were $3,013 and $4,698, respectively. Our net income (loss) for the three months ended January 31, 2017 and 2016 was $(323) and $(2,185), respectively.

Our revenue from inception (September 12, 2013) through January 31, 2017 was $250,630. Our cost of goods sold for the same period was $182,244 resulting in a gross profit of $68,386. Our operating expenses for the same period were $92,923, with interest income of $7, resulting in a net income (loss) of $(24,530).

As of January 31, 2017, there is a total of $1,415 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through January 31, 2017. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	1/31/2017

Cash	$206
Total assets	$20,884
Total liabilities	$1,415
Stockholder’s equity	$19,470

Plan of Operation for the next 12 months

Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value.

Subsequent to the financial statements included in this report, on February 15, 2017, the Company entered into an Asset Purchase Agreement with 3D Pioneer Systems, Inc., a Nevada corporation (“3D”) to acquire all of 3D’s intellectual property, apps, other assets and all related contractual rights used in connection with such property (the “Assets”). The acquisition will be accomplished by issuing 1 million shares of the Company’s common stock to 3D and paying a total of $120,000, in equal quarterly payments, with the first payment to be made the closing of the Asset Purchase Agreement.

3D’s apps are designed to educate young children (starting at 2 years old) about the environment, natural resources and how to make decisions that are consistent with “green” or “save your plant” initiatives. These applications teach children to respect the planet in a fun and engaging manner, utilizing music, caricatures, numerous colors and graphic art. Utilization of the apps allows children to be creative as they paint pictures from the main application or freely from their own mind and fantasies. The apps also help children to learn to play music in a fun and interactive manner. The apps are currently available on smartphones operating on the Android platform.

The acquisition of the Assets is subject to completion of due diligence by Adaiah. The parties anticipate being able to complete the acquisition by March 15, 2017.

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

Liquidity and Capital Resources

At January 31, 2017 the Company had $206 in cash and there were outstanding liabilities of $1,415. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Adaiah Distribution Inc.
Registrant

Date: March 17, 2017	By	/s/ Nikolay Titov
Nikolay Titov
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

