Form 10-Q
period 2017-04-30
Adaiah Distribution Inc
filed 2017-06-15
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 141,000 shares as of June 14, 2017

ITEM 1. FINANCIAL STATEMENTS

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	Six Months Ended April 30, 2017	Year Ended October 31, 2016
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$314	$315
Inventory	-	-

	$314	$315

FIXED ASSETS
Furniture & Equipment	8,000	8,000
Accumulated Depreciation - F&E	(2,357)	(2,143)
Sewing Shop	16,940	16,940
Accumulated Depreciation - Sewing Shop	(2,117)	(1,905)

	$20,466	$20,892

TOTAL ASSETS	$20,780	$21,207

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts Payable	-	-
Product Paid - Pending Shipment	-	-
Deferred Tax Liability	-	-
Loan Payable - Related Party	1,415	1,415

TOTAL LIABILITIES	$1,415	$1,415
STOCKHOLDERS' EQUITY

Common stock: authorized 75,000,000; $0.001 par value; 141,000 shares issued and outstanding at April 30, 2017 and October 31, 2016	5,000	5,000
Additional Paid in Capital	39,000	39,000
Profit (loss) accumulated during the development stage	(24,635)	(24,208)
Total Stockholders' Equity	$19,365	$19,792

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,780	$21,207

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

					From Inception
	Three Months Ended April 30, 2017	Three Months Ended April 30, 2016	Six Months Ended April 30, 2017	Six Months Ended April 30, 2016	(September 12, 2013) to April 30, 2017

REVENUES
Sales:
Merchandise Sales	$6,940	$6,871	$18,794	$15,879	$257,569
Total Income	6,940	6,871	18,794	15,879	257,569

Cost of Goods Sold:
Pillow Purchases	6,008	5,535	15,173	12,031	185,072
Sales Commission	-	-	-	-	3,180
Total Cost of Goods Sold	$6,008	$5,535	$15,173	$12,031	$188,252

Gross Profit	932	1,336	3,622	3,848	69,318

Operating Expenses:

General and administrative	$1,036	$1,616	$4,049	$6,313	$93,959

Total Expenses	1,036	1,616	4,049	6,313	93,959

Income Before Income Tax	$(104)	$(280)	$(427)	$(2,465)	$(24,642)

Interest Income	-	-	-	-	7

Net Income for Period	(104)	(280)	(427)	(2,465)	(24,635)

Net gain (loss) per share:
Basic and diluted	$(0.0007)	$(0.0020)	$(0.0030)	$(0.0175)	$(0.1747)

Weighted average number of shares outstanding:

Basic and diluted	141,000	141,000	141,000	141,000	141,000

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

			From inception
	Six Months Ended April 30, 2017	Six Months Ended April 30, 2016	(September 12, 2013) to April 30, 2017

Operating activities:

Net Income	$(427)	$(2,465)	$(24,635)
Adjustment to reconcile net loss to net cash provided by operations:	-

Changes in assets and liabilities:
Increase (decrease) in Inventory	-	-	-
Increase (decrease) in Accounts Payable	-	-	-
Increase (decrease) in Pending Shipment	-	-	-
Increase (decrease) in Deferred Tax Liability	-	-	-
Net cash used by operating activities	(427)	(2,465)	(24,635)

Financing activities:

Proceeds from issuance of common stock	-	-	44,000
Due to related party	-	-	1,415

Net cash provided by financing activities	-	-	45,415

Investing activities:
Furniture & Equipment	-	-	(8,000)
Increase (decrease) Accum Depr - F&E	214	214	2,357
Sewing Shop	-	-	(16,940)
Increase (decrease) in Accum Depr - Sewing Shop	212	212	2,117

Net cash provided by investing activities	426	426	(20,466)

Net increase in cash	(1)	(2,039)	314

Cash, beginning of period	315	2,505	-

Cash, end of period	$314	$466	$314

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Adaiah Distribution Inc.

Notes to the Financial Statements

April 30, 2017

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2017.

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

April 30, 2017

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

Note 3: Property and Equipment

Property and equipment consist of:

	April 30, 2017	October 31, 2016
Furniture & Equipment	$8,000	$8,000
Sewing Shop	$16,940	$16,940
Accumulated Depreciation	$(4,474)	$(4,048)
	$20,466	$20,892

Property, plant and equipment are stated at cost. The Company utilizes MACRS 200 DB HY – 7 years for furniture and fixture depreciation and ADS straight-line – 40 years for the sewing shop depreciation over the estimated useful lives of the assets.

Adaiah Distribution Inc.

Notes to the Financial Statements

April 30, 2017

Note 4: Concentrations

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

Nikolay Titov, the Director and President of the Company, has from time to time loaned the Company funds for operational costs. The amount, $1,415 at April 30, 2017, is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

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

As of April 30, 2017 there were no outstanding stock options or warrants.

Adaiah Distribution Inc.

Notes to the Financial Statements

April 30, 2017

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

Note 11: Subsequent Events

On May 10, 2017, the Company closed an Asset Purchase Agreement (the "Agreement") signed February 10, 2017 with 3D Pioneer Systems Inc. ("3D"). Pursuant to the Agreement, Adaiah acquired certain intellectual property, apps, other assets and related contractual rights held by 3D in exchange for 1 million shares of Adaiah's common stock and a cash payment of $30,000, along with an obligation to make three (3) additional payments of $30,000 every ninety (90) days following the closing. The assets of 3D include intellectual property for 3D printer development, a project for the development of a 3D printing platform and marketplace and the first app, of a series of children's apps, called Save Your Planet Kids.

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

Results of Operations

Our total assets at April 30, 2017 were $20,780, which was comprised of $314 cash in the bank and $20,466 (net) in furniture and equipment and a sewing shop. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $10,000 per year.

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

Our revenue for the three months ended April 30, 2017 and 2016 was $6,940 and $6,871, respectively. Our cost of goods sold for the three months ended April 30, 2017 and 2016 was $6,008 and $5,535 resulting in a gross profit (loss) of $932 and $1,336, respectively. Our operating expenses for the three months ended April 30, 2017 and 2016 were $1,036 and $1,616, respectively. Our net income (loss) for the three months ended April 30, 2017 and 2016 was $(104) and $(280), respectively.

Our revenue for the six months ended April 30, 2017 and 2016 was $18,794 and $15,879, respectively. Our cost of goods sold for the six months ended April 30, 2017 and 2016 was $15,173 and $12,031 resulting in a gross profit (loss) of $3,622 and $3,848, respectively. Our operating expenses for the six months ended April 30, 2017 and 2016 were $4,049 and $6,313, respectively. Our net income (loss) for the six months ended April 30, 2017 and 2016 was $(427) and $(2,465), respectively.

Our revenue from inception (September 12, 2013) through April 30, 2017 was $257,569. Our cost of goods sold for the same period was $188,252 resulting in a gross profit of $69,318. Our operating expenses for the same period were $93,959, with interest income of $7, resulting in a net income (loss) of $(24,635).

As of April 30, 2017, there is a total of $1,415 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through April 30, 2017. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	4/30/2017
Cash	$314
Total assets	$20,780
Total liabilities	$1,415
Stockholder’s equity	$19,365

Plan of Operation for the next 12 months

Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value.

Subsequent to the financial statements included in this report, on May 10, 2017, the Company closed on an Asset Purchase Agreement with 3D Pioneer Systems, Inc., a Nevada corporation (“3D”) to acquire all of 3D’s intellectual property, apps, other assets and all related contractual rights used in connection with such property (the “Assets”). The acquisition will be accomplished by issuing 1 million shares of the Company’s common stock to 3D and paying a total of $120,000, in equal quarterly payments, with the first payment to be made the closing of the Asset Purchase Agreement.

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

Liquidity and Capital Resources

At April 30, 2017 the Company had $314 in cash and there were outstanding liabilities of $1,415. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ADAIAH DISTRIBUTION INC.
Registrant

Date June 14, 2017	By:	/s/ Nikolay Titov
Nikolay Titov
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

