Form 10-Q
period 2017-07-31
Adaiah Distribution Inc
filed 2017-09-19
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2017

Commission file number 000-55369

ADAIAH DISTRIBUTION INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

Poruka iela 3 Madona

LV-4801 Latvia

(Address of principal executive offices, including zip code.)

(775)375-5240

(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 141,000 shares as of September 14, 2017

ITEM 1. FINANCIAL STATEMENTS

Report of Independent Registered Public Accountant

To the Board of Directors and Shareholders

Adaiah Distribution

Gardnerville, Nevada

We have reviewed the accompanying balance sheet as of July 31, 2017 and October 31, 2016, statement of operations for the three and nine months ended on July 31, 2017, and from inception to July 31, 2017, and statement of cash flows of Adaiah Distribution, Inc. for the nine months ended on July 31, 2017 and 2016, and from inception ended on July 31, 2017. This interim financial information is the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of personas responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

Darrel Whitehead

Darrel Whitehead CPAs

Huntington Beach, California U.S.A.

September 14, 2017

18592 Main Street • Huntington Beach, California 92648 • Business: (714) 841-0995 • Fax: (714) 841-2305

info@whiteheadcpa.com • www.whiteheadcpa.com

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	Nine Months Ended	Year Ended
	July 31, 2017	October 31, 2016
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$2,516	$315
Inventory	-	-
	$2,516	$315

FIXED ASSETS
Furniture & Equipment	8,000	8,000
Accumulated Depreciation - F&E	(2,464)	(2,143)
Sewing Shop	16,940	16,940
Accumulated Depreciation - Sewing Shop	(2,223)	(1,905)
	$20,253	$20,892

TOTAL ASSETS	$22,769	$21,207

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	-	-
Product Paid - Pending Shipment	-	-
Deferred Tax Liability	-	-
Loan Payable - Related Party	1,415	1,415

TOTAL LIABILITIES	$1,415	$1,415

STOCKHOLDERS’ EQUITY

Common stock: authorized 75,000,000; $0.001 par value; 141,000 shares issued and outstanding at July 31, 2017 and October 31, 2016	5,000	5,000
Additional Paid in Capital	39,000	39,000
Profit (loss) accumulated during the development stage	(22,646)	(24,208)

Total Stockholders’ Equity	$21,354	$19,792

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,769	$21,207

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

					From Inception
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(September 12, 2013) to
	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016	July 31, 2017
REVENUES
Sales:
Merchandise Sales	$9,137	$10,944	$27,931	$26,823	$266,706
Total Income	9,137	10,944	27,931	26,823	266,706

Cost of Goods Sold:
Pillow Purchases	6,436	10,930	21,608	22,961	191,507
Sales Commission	-	-	-	-	3,180
Total Cost of Goods Sold	$6,436	$10,930	$21,608	$22,961	$194,687

Gross Profit	2,701	14	6,323	3,862	72,019

Operating Expenses:

General and administrative	$713	$483	$4,762	$6,796	$94,672

Total Expenses	713	483	4,762	6,796	94,672

Income Before Income Tax	$1,988	$(469)	$1,561	$(2,934)	$(22,653)

Interest Income	1	-	1	0	8

Net Income for Period	1,989	(469)	1,562	(2,933)	(22,646)

Net gain (loss) per share:
Basic and diluted	$0.0141	$(0.0033)	$0.0111	$(0.0208)	$(0.1606)

Weighted average number of shares outstanding:
Basic and diluted	141,000	141,000	141,000	141,000	141,000

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

			From inception
	Nine Months Ended	Nine Months Ended	(September 12, 2013) to
	July 31, 2017	July 31, 2016	July 31, 2017

Operating activities:

Net Income	$1,562	$(2,933)	$(22,646)
Adjustment to reconcile net loss to net cash provided by operations:	-

Changes in assets and liabilities:
Increase (decrease) in Inventory	-	-	-
Increase (decrease) in Accounts Payable	-	-	-
Increase (decrease) in Pending Shipment	-	-	-
Increase (decrease) in Deferred Tax Liability	-	-	-
Net cash used by operating activities	1,562	(2,933)	(22,646)

Financing activities:

Proceeds from issuance of common stock	-	-	44,000
Due to related party	-	-	1,415
Net cash provided by financing activities	-	-	45,415

Investing activities:
Furniture & Equipment	-	-	(8,000)
Increase (decrease) Accum Depr - F&E	321	321	2,464
Sewing Shop	-	-	(16,940)
Increase (decrease) in Accum Depr - Sewing Shop	318	318	2,223
Net cash provided by investing activities	639	639	(20,253)

Net increase in cash	2,201	(2,294)	2,516

Cash, beginning of period	315	2,505	-
Cash, end of period	$2,516	$210	$2,516

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Adaiah Distribution Inc.

Notes to the Financial Statements

July 31, 2017

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2017.

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

July 31, 2017

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

Note 3: Property and Equipment

Property and equipment consist of:

	July 31, 2017	October 31, 2016
Furniture & Equipment	$8,000	$8,000
Sewing Shop	$16,940	$16,940
Accumulated Depreciation	$(4,687)	$(4,048)
	$20,253	$20,892

Property, plant and equipment are stated at cost. The Company utilizes MACRS 200 DB HY – 7 years for furniture and fixture depreciation and ADS straight-line – 40 years for the sewing shop depreciation over the estimated useful lives of the assets.

Adaiah Distribution Inc.

Notes to the Financial Statements

July 31, 2017

Note 4: Concentrations

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

Nikolay Titov, the Director and President of the Company, has from time to time loaned the Company funds for operational costs. The amount, $1,415 at July 31, 2017, is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

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

On November 29, 2015, the Company’s board of directors elected by unanimous written consent to file Articles of Amendment to its Articles of Incorporation with the Nevada Secretary of State to (i) increase the Company’s authorized number of shares of common stock from 75 million to 750 million, and (ii) increase the Company’s total issued and outstanding shares of common stock by conducting a forward split of such shares at the rate of 25 shares for every one (1) share currently issued and outstanding (the “Forward Split”). On December 4, 2015, the Company filed such Articles of Amendment with the Nevada Secretary of State. The record date for the Forward Split is December 1, 2015.

On December 4, 2015, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting that the aforementioned Forward Split be effected in the market. Such notification form is being reviewed by FINRA.

On December 2, 2015, the Company by written consent of the Board of Directors approved the issuance to Mr. Nikolay Titov of 16,000,000 restricted shares of the Company’s common stock in exchange for continued services as the sole member of the Board and the Company’s sole executive officer. These shares are being issued subsequent to the stock split and increased the Company’s total issued and outstanding shares following such stock split to 141 million shares.

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

As of July 31, 2017 there were no outstanding stock options or warrants.

Adaiah Distribution Inc.

Notes to the Financial Statements

July 31, 2017

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

Note 9: Related Party Transactions

The Company’s sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

The Company has a related party transaction involving a significant shareholder. The nature and details of the transaction are described in Note 6.

On December 2, 2015, the Company by written consent of the Board of Directors approved the issuance to Mr. Nikolay Titov of 16,000,000 restricted shares of the Company’s common stock in exchange for continued services as the sole member of the Board and the Company’s sole executive officer.

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

Adaiah Distribution Inc.

Notes to the Financial Statements

July 31, 2017

Note 11: Asset Purchase Agreement

On May 10, 2017, the Company closed an Asset Purchase Agreement (the “Agreement”) signed February 10, 2017 with 3D Pioneer Systems Inc. (“3D”). Pursuant to the Agreement, once all terms of the agreement are met, Adaiah will acquire certain intellectual property, apps, other assets and related contractual rights held by 3D in exchange for 1 million shares of Adaiah’s common stock to a third party for a cash payments of $30,000, along with an obligation to make three (3) additional payments of $30,000 every ninety (90) days following the closing. The payments are held in trust until all terms of the agreement are met. The assets of 3D include intellectual property for 3D printer development, a project for the development of a 3D printing platform and marketplace and the first app, of a series of children’s apps, called Save Your Planet Kids.

As of July 31, 2017, $30,000 has been advanced by a third party and is held in Trust. As the Company has no rights or obligations in relationship to this transaction until it is complete, it has not been recorded on the financial statement.

Note 12: Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

In this report, unless otherwise specified, all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, “Adaiah” and “Adaiah Distribution” mean Adaiah Distribution Inc., unless the context clearly requires otherwise.

Results of Operations

Our total assets at July 31, 2017 were $22,769, which was comprised of $2,516 cash in the bank and $20,253 (net) in furniture and equipment and a sewing shop. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $10,000 per year.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

In January 2015, the Company issued 1,000,000 shares of common stock to 30 independent persons pursuant to the Registration Statement on Form S-1 for total cash proceeds of $40,000.

On November 29, 2015, the Company’s board of directors elected by unanimous written consent to file Articles of Amendment to its Articles of Incorporation with the Nevada Secretary of State to (i) increase the Company’s authorized number of shares of common stock from 75 million to 750 million, and (ii) increase the Company’s total issued and outstanding shares of common stock by conducting a forward split of such shares at the rate of 25 shares for every one (1) share currently issued and outstanding (the “Forward Split”). On December 4, 2015, the Company filed such Articles of Amendment with the Nevada Secretary of State. The record date for the Forward Split is December 1, 2015.

On December 4, 2015, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting that the aforementioned Forward Split be effected in the market. Such notification form is being reviewed by FINRA.

On December 2, 2015, the Company by written consent of the Board of Directors approved the issuance to Mr. Nikolay Titov of 16,000,000 restricted shares of the Company’s common stock in exchange for continued services as the sole member of the Board and the Company’s sole executive officer. These shares are being issued subsequent to the stock split and increased the Company’s total issued and outstanding shares following such stock split to 141 million shares.

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

On May 10, 2017, the Company closed an Asset Purchase Agreement (the “Agreement”) signed February 10, 2017 with 3D Pioneer Systems Inc. (“3D”). Pursuant to the Agreement, once all terms of the agreement are met, Adaiah will acquire certain intellectual property, apps, other assets and related contractual rights held by 3D in exchange for 1 million shares of Adaiah’s common stock and a cash payment of $30,000, along with an obligation to make three (3) additional payments of $30,000 every ninety (90) days following the closing. The payments are held in trust until all terms of the agreement are met. The assets of 3D include intellectual property for 3D printer development, a project for the development of a 3D printing platform and marketplace and the first app, of a series of children’s apps, called Save Your Planet Kids.

Our revenue for the three months ended July 31, 2017 and 2016 was $9,137 and $10,944, respectively. Our cost of goods sold for the three months ended July 31, 2017 and 2016 was $6,436 and $10,930 resulting in a gross profit (loss) of $2,701 and $14, respectively. Our operating expenses for the three months ended July 31, 2017 and 2016 were $713 and $483, respectively. Our net income (loss) for the three months ended July 31, 2017 and 2016 was $1,989 and $(469), respectively.

Our revenue for the nine months ended July 31, 2017 and 2016 was $27.931 and $26,823, respectively. Our cost of goods sold for the nine months ended July 31, 2017 and 2016 was $21,808 and $22,961 resulting in a gross profit (loss) of $6,323 and $3,862, respectively. Our operating expenses for the nine months ended July 31, 2017 and 2016 were $4,762 and $6,796, respectively. Our net income (loss) for the nine months ended July 31, 2017 and 2016 was $1,562 and $(2,933), respectively.

Our revenue from inception (September 12, 2013) through July 31, 2017 was $266,706. Our cost of goods sold for the same period was $194,687 resulting in a gross profit of $72,019. Our operating expenses for the same period were $94,672, with interest income of $8, resulting in a net income (loss) of $(22,646).

As of July 31, 2017, there is a total of $1,415 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through July 31, 2017. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	7/31/2017

Cash	$2,516
Total assets	$22,769
Total liabilities	$1,415
Stockholder’s equity	$21,354

Plan of Operation for the next 12 months

Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value.

On May 10, 2017, the Company closed an Asset Purchase Agreement (the “Agreement”) signed February 10, 2017 with 3D Pioneer Systems Inc. (“3D”). Pursuant to the Agreement, once all terms of the agreement are met, Adaiah will acquire certain intellectual property, apps, other assets and related contractual rights held by 3D in exchange for 1 million shares of Adaiah’s common stock and a cash payment of $30,000, along with an obligation to make three (3) additional payments of $30,000 every ninety (90) days following the closing. The payments are held in trust until all terms of the agreement are met. The assets of 3D include intellectual property for 3D printer development, a project for the development of a 3D printing platform and marketplace and the first app, of a series of children’s apps, called Save Your Planet Kids.

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

Once the terms of the Agreement have been met the company will proceed with the business of 3D. If we do not have the revenues we require to operate for the next 12 months funds may be loaned to us by Mr. Titov, who has informally agreed to advance us funds, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Liquidity and Capital Resources

At July 31, 2017 the Company had $2,516 in cash and there were outstanding liabilities of $1,415. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 000-55369, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
23.1	Consent
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adaiah Distribution Inc. Registrant

Date: September 19, 2017	By:	/s/ Nikolay Titov
Nikolay Titov
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

