Form 10-K
period 2017-10-31
Adaiah Distribution Inc
filed 2018-02-13
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

Commission file number 000-55369

ADAIAH DISTRIBUTION INC.
(Exact name of registrant as specified in its charter)

Nevada	90-1020141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Poruka iela 3 Madona

LV-4801 Latvia

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (702) 924-0637

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 7, 2018, the registrant had 141,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of February 7, 2018.

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

In this annual report, unless otherwise specified, all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, “Adaiah” and “Adaiah Distribution” mean Adaiah Distribution Inc., unless the context clearly requires otherwise.

ITEM 1. BUSINESS

General

Adaiah Distribution Inc. was incorporated in the State of Nevada as a for-profit company on September 12, 2013 and established a fiscal year end of October 31. We have generated revenues of $279,285 through October 31, 2017, have $20,073 in assets, $1,415 in liabilities and have incurred losses of $25,342 since inception. We are a development-stage company formed to develop and distribute our product to the pillow industry. It is our goal to do business in the U.S., Russia and the European Union. To date, we have had some business operations. We have developed our business plan and executed contracts with Ningbo Hounuo Plastic Co., LTD, Hangzhou Yintex Co., Ltd, Suemon Furniture Co., Ltd, Vision Industry Co., Ltd and E&O International Trade Co., Ltd, where we engage these companies as independent contractors for the specific purpose of developing, manufacturing and supplying products to us. Adaiah Distribution Inc. then distributes these neck, head, donut, lumbar, decorative, throw and orthopedic pillows to our customers.

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

On December 2, 2015, the Company by written consent of the Board of Directors approved the issuance to Mr. Nikolay Titov of 16,000,000 restricted shares of the Company’s common stock in exchange for continued services as the sole member of the Board and the Company’s sole executive officer. These shares are being issued subsequent to the stock split and increased the Company’s total issued and outstanding shares following such stock split to 141,000,000 shares.

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

We had generated $279,285 in revenue through October 31, 2017. Our cost of sales was $206,692 which included $203,512 in pillow purchases and $3,180 in sales commissions. Our independent salespeople are paid a commission of 10% of the initial sale to the customer. Commissions are not paid on any re-orders from the same customer. In this way we encourage new sales instead of the salesperson making one sale and getting paid from it during the lifetime of the customer account. The revenue was the result of pillow sales. Right now we are focusing on distributing ready made products from our suppliers, however we have produced and sold a number of custom pillows from our sewing shop.

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

Our Current Business

Our Product

History of the Pillow

The pillow has a strong historical presence wherever people have been civilized enough to desire more comfort than that of the floor or a piece of furniture. The first people to use pillows were those who lived in early civilizations of Mesopotamia around 7,000 BC. During this time, only the wealthy and more fortunate people of the world were the ones who used pillows. The number of pillows symbolized status so the more pillows one owned the more affluence he or she held. Pillows have always been produced around the world in order to help solve the old, re-occurring problem of neck, back, and shoulder pain while sleeping. The pillow was also used in order to keep bugs and insects out of people’s hair, mouth, nose, and ears while sleeping.

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

The fill is surrounded with a cover or shell made of cloth, such as silk, known as the pillow case or pillow slip. Some pillows have a fancier cover called a sham which is closed on all sides and usually has a slit in the back through which the pillow is placed. Rectangular standard bed pillow cases usually do not have zippers, but instead have one side open all the time, however, a zippered pillow protector is often placed around standard pillows with the case in turn covering the protector. It is generally recommended that all types of pillow covers be laundered periodically since they are the part that is in contact with a person’s body. But even with regular washing, pillows tend to accumulate dust and microbes among the fill and it is recommended that they be replaced every few years, especially for those with allergies.

Types of pillows

Neck pillows support the neck by providing a deep area for the head to rest and a supportive area to keep the neck in alignment with the spine while sleeping. These can also be known as cervical pillows.

Travel pillows provide support for the neck in a sitting position. Their “U” shape fits around the back of the neck and keeps the head from slipping into an uncomfortable and possibly harmful position during sleep. However, U-shaped pillows can sometimes force the head forwards creating neck stiffness.

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

- Expo Show (TransWorld’s Jewelry, Fashion & Accessories Show)

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

Offices

Our business office is located at Poruka iela 3 Madona, LV-4801 Latvia. This is the office provided by our President and Director, Nikolay Titov. Our office is a part of a Mr. Titov’s residence. Our phone number is (702) 924-0637. We do not pay any rent to Mr. Titov and there is no agreement to pay any rent in the future.

We signed a two year lease on October 30, 2013, for office space, which is located at 2809 Lerwick Road, Sacramento, CA 95821. The lease has expired and we currently pay month to month. Our independent sales representative currently utilizes the office space. Our president and director, Nikolay Titov currently takes care of our administrative duties from his office in the Russian Federation. The U.S. office is used for communication with customers and distributors and holds all related samples and paperwork as well as serving as a shipping destination if necessary.

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

Emerging Growth Company Status under the JOBS Act

Adaiah Distribution Inc. qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

The JOBS Act creates a new category of issuers known as “emerging growth companies.” Emerging growth companies are those with annual gross revenues of less than $1 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

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

Financial and Audit Requirements

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may:

•	Provide only two rather than three years of audited financial statements in their IPO Registration Statement;
•	Provide selected financial data only for periods no earlier than those included in the IPO Registration Statement in all SEC filings, rather than the five years of selected financial data normally required;
•	Delay compliance with new or revised accounting standards until they are made applicable to private companies; and
•	Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor’s attestation regarding the issuer’s internal controls.

Offering Requirements

In addition, during the IPO offering process, emerging growth companies are exempt from:

•	Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;
•	Certain restrictions on communications to institutional investors before filing the IPO registration statement; and
•	The requirement initially to publicly file IPO Registration Statements. Emerging growth companies can confidentially file draft Registration Statements and any amendments with the SEC. Public filings of the draft documents must be made at least 21 days prior to commencement of the IPO “road show.”

Other Public Company Requirements

Emerging growth companies are also exempt from other ongoing obligations of most public companies, such as:

•	The requirements under Section 14(i) of the Exchange Act and Section 953(b)(1) of the Dodd-Frank Act to disclose executive compensation information on pay-for-performance and the ratio of CEO to median employee compensation;
•	Certain other executive compensation disclosure requirements, such as the compensation discussion and analysis, under Item 402 of Regulation S-K; and
•	The requirements under Sections 14A(a) and (b) of the Exchange Act to hold advisory votes on executive compensation and golden parachute payments.

Smaller Reporting Company

We have already taken advantage of these reduced reporting burdens in this annual report, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Further, we may continue to take advantage of these reduced reporting requirements applicable to smaller reporting companies even if we no longer qualify as an “emerging growth company.”

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

WE HAVE EARNED ONLY LIMITED REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE FINANCING.

We have accrued a net loss of $25,342 for the period from our inception on September 12, 2013 to October 31, 2017, and have $279,285 in revenues as of this date. Our future is dependent future profitable operations in the neck, head, donut, lumbar, decorative, throw and orthopedic pillows distribution business. Further, the finances required to fully develop our plan cannot be predicted with any certainty and may exceed any estimates we set forth. If we fail to raise sufficient capital when needed, we may not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountant’s comments when determining if an investment in Adaiah Distribution Inc. is suitable.

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

ITEM 2. PROPERTIES.

Our business office is located at Poruka iela 3 Madona, LV-4801 Latvia. Our phone number is (702) 924-0637.

We signed a two year lease on October 30, 2013, for office space, which is located at 2809 Lerwick Road, Sacramento, CA 95821. We currently pay on a month to month basis. Our independent sales representative currently utilizes the office space. Our president and director, Nikolay Titov currently takes care of our administrative duties from his office in the Russian Federation. The U.S. office is used for communication with customers and distributors and holds all related samples and paperwork as well as serving as a shipping destination if necessary.

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

Holders of our Common Stock

As of October 31, 2017, there were 31 registered stockholders, holding 141,000,000 shares of our issued and outstanding common stock.

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

At October 31, 2017, there were 141,000,000 shares of common stock issued and outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our cash balance was $33 as of October 31, 2017 with $1,415 in liabilities. Our cash balance is not sufficient to fund our limited levels of operations for any period of time without further revenue. We may utilize funds from Nikolay Titov, our president and director, who has informally agreed to advance funds to allow us to pay for filing and professional fees. Mr. Titov, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Being a development stage company, we have a limited operating history but have meaningfully commenced business operations based upon the amount of revenue we have been able to generate. We may need additional financing. We do not currently have any arrangements for additional financing. Our principal executive offices are located at Poruka eila Madona, LV-4801 Latvia. Our phone number is (702) 924-0637.

We are a development stage company and have generated $279,285 in revenue from inception (September 12, 2013) through October 31, 2017. The revenue was the result of pillow sales. The customers are allowed to return the products within 30 days for a refund, if the packages are unopened. The initial customers were generated by an internet search for distributors and stores and then follow up calls and e-mails. There were no pre-existing relationships with the customers. We have begun initial marketing efforts via our website and the sales representatives contacting potential customers.

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

We continue to fulfill orders from our current customer for pillows. However, on May 10, 2017, the Company closed an Asset Purchase Agreement (the “Agreement”) signed February 10, 2017 with 3D Pioneer Systems Inc. (“3D”). Pursuant to the Agreement, once all terms of the agreement are met, Adaiah will acquire certain intellectual property, apps, other assets and related contractual rights held by 3D in exchange for 1 million shares of Adaiah’s common stock and a cash payment of $30,000, along with an obligation to make three (3) additional payments of $30,000 every ninety (90) days following the closing. The payments are held in trust until all terms of the agreement are met. The assets of 3D include intellectual property for 3D printer development, a project for the development of a 3D printing platform and marketplace and the first app, of a series of children’s apps, called Save Your Planet Kids.

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

Results of operations

Our total assets at October 31, 2017 were $20,073 which was comprised of $33 cash in the bank and $20,040 (net) in furniture and equipment and a sewing shop. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $10,000 per year.

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

Our revenue for the years ended October 31, 2017 and 2016 was $40,509 and $41,630, respectively. Our cost of goods sold for the years ended October 31, 2017 and 2016 was $33,613and $35,526 resulting in a gross profit (loss) of $6,896 and $6,104, respectively. Our operating expenses for the years ended October 31, 2017 and 2016 were $8,031 and $9,132, respectively. Our net income (loss) for the years ended October 31, 2017 and 2016 was $(1,134) and $866, respectively.

Our revenue from inception (September 12, 2013) through October 31, 2017 was $279,285. Our cost of goods sold for the same period was $206,692 resulting in a gross profit of $72,593. Our operating expenses for the same period were $97,934, resulting in a net income (loss) of $(25,342).

As of October 31, 2017, there is a total of $1,415 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through October 31, 2017. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	10/31/2017

Cash	$33
Total assets	$20,073
Total liabilities	$1,415
Stockholder’s equity	$18,658

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2017 the Company had $33 in cash and there were outstanding liabilities of $1,415. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

Taxes previously deferred of $3,894 reduced the tax provision for the year ended October 31, 2017.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ADAIAH DISTRIBUTION, INC.

INDEX TO FINANCIAL STATEMENTS

JEFFREY T. GROSS LTD.

CERTIFIED PUBLIC ACCOUNTANTS

6215 W. TOUHY AVENUE CHICAGO, ILLINOIS 60646-1105

(773)792-1575

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Adaiah Distribution, Inc.

Gardnerville, Nevada

We have audited the accompanying balance sheets of Adaiah Distribution, Inc. (a Nevada Corporation), as of October 31, 2017 and 2016, and the related statement of operations, changes in stockholder’s equity and cash flows for the years then ended. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements for the year ending October 31, 2016. Those statements were audited by other auditors whose report has been furnished to us and our opinion is based solely on the report of the other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit will provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adaiah Distribution, Inc., as of October 31, 2017 and 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Jeffrey T. Gross Ltd.

Certified Public Accountants

Chicago, Illinois

January 22, 2018

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	Year Ended	Year Ended
	October 31, 2017	October 31, 2016

ASSETS

CURRENT ASSETS
Cash	$33	$315
Inventory	-	-
	$33	$315

FIXED ASSETS
Furniture & Equipment	8,000	8,000
Accumulated Depreciation - F&E	(2,571)	(2,143)
Sewing Shop	16,940	16,940
Accumulated Depreciation - Sewing Shop	(2,329)	(1,905)
	$20,040	$20,892

TOTAL ASSETS	$20,073	$21,207

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Loan Payable - Related Party	1,415	1,415

TOTAL LIABILITIES	$1,415	$1,415

STOCKHOLDERS' EQUITY
Common stock: authorized 750,000,000; $0.001 par value; 141,000,000 shares issued and outstanding at October 31, 2017 and October 31, 2016	5,000	5,000
Additional Paid in Capital	39,000	39,000
Profit (loss) accumulated during the development stage	(25,342)	(24,208)

Total Stockholders' Equity	$18,658	$19,792
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,073	$21,207

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From Inception
	Year Ended	Year Ended	(September 12, 2013) to
	October 31, 2017	October 31, 2016	October 31, 2017

REVENUES
Sales:
Merchandise Sales	$40,509	$41,630	$279,285
Total Income	40,509	41,630	279,285

Cost of Goods Sold:
Pillow Purchases	33,613	35,526	203,512
Sales Commission	-	-	3,180
Total Cost of Goods Sold	$33,613	$35,526	$206,692

Gross Profit	6,896	6,104	72,593

Operating Expenses:

General and administrative	$8,031	$9,132	$97,934

Total Expenses	8,031	9,132	97,934

Income Before Income Tax	$(1,134)	$(3,028)	$(25,342)

Provision for Income Tax	-	(3,894)	-

Net Income for Period	(1,134)	866	(25,342)

Net gain (loss) per share:
Basic and diluted	$(0.0000)	$0.0000	$(0.0002)

Weighted average number of shares outstanding:

Basic and diluted	141,000,000	141,000,000	141,000,000

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Audited)
From Inception September 12, 2013 to October 31, 2017

	Common Stock		Additional	Accumulated	Total
	Number of		Paid in	Gain	Shareholders'
	Shares	Par Value	Capital	(Deficit)	Equity

Balance, September 12, 2013 (Inception)	-	$-	$-	$-	$-

Common Shares issued:
for cash on October 28, 2013	4,000,000	4,000	-		4,000

Net gain (loss)	-	-	-	(12)	(12)
Balance, October 31, 2013	4,000,000	$4,000	$-	$(12)	$3,988

Net gain (loss)	-	-	-	22,722	22,722
Balance, October 31, 2014	4,000,000	$4,000	$-	$22,710	$26,710

Common Shares issued:
for cash during January, 2015	1,000,000	1,000	39,000		40,000

Net gain (loss)	-	-	-	(47,784)	(47,784)
Balance, October 31, 2015	5,000,000	$5,000	$39,000	$(25,074)	$18,926

Common Shares issued:
25 for 1 forward stock split Nov 29, 2015	120,000,000
Issued to director Dec 2, 2015	16,000,000

Net gain (loss)	-	-	-	866	866
Balance, October 31, 2016	141,000,000	$5,000	$39,000	$(24,208)	$19,792

Net gain (loss)	-	-	-	(1,134)	(1,134)
Balance, October 31, 2017	141,000,000	$5,000	$39,000	$(25,342)	$18,658

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From inception
	Year Ended	Year Ended	(September 12, 2013) to
	October 31, 2017	October 31, 2016	October 31, 2017

Operating activities:
Net Income	$(1,134)	$866	$(25,342)
Adjustment to reconcile net loss to net cash provided by operations:	-	-
Changes in assets and liabilities:
Increase (decrease) in Deferred Tax Liability	-	(3,894)	-
Net cash used by operating activities	(1,134)	(3,028)	(25,342)

Financing activities:
Proceeds from issuance of common stock	-	-	44,000
Due to related party	-	-	1,415
Net cash provided by financing activities	-	-	45,415

Investing activities:
Furniture & Equipment	-	-	(8,000)
Increase (decrease) Accum Depr - F&E	429	429	2,571
Sewing Shop	-	-	(16,940)
Increase (decrease) in Accum Depr - Sewing Shop	423	423	2,329
Net cash provided by investing activities	852	852	(20,040)

Net increase in cash	(282)	(2,176)	33

Cash, beginning of period	315	2,491	-

Cash, end of period	$33	$315	$33

Supplemental disclosure of cash flow information:

Cash paid during the period
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Adaiah Distribution Inc.

Notes to the Financial Statements

October 31, 2017

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of October 31, 2017 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Adaiah Distribution,” “we,” “us,” “our” or the “company” are to Adaiah Distribution, Inc.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2017.

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

October 31, 2017

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

Note 3: Property and Equipment

Property and equipment consist of:

	October 31, 2017	October 31, 2016
Furniture & Equipment	$8,000	$8,000
Sewing Shop	$16,940	$16,940
Accumulated Depreciation	$(4,900)	$(4,048)
	$20,040	$20,892

Property, plant and equipment are stated at cost. The Company utilizes MACRS 200 DB HY – 7 years for furniture and fixture depreciation and ADS straight-line – 40 years for the sewing shop depreciation over the estimated useful lives of the assets.

Adaiah Distribution Inc.

Notes to the Financial Statements

October 31, 2017

Note 4: Concentrations

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

Nikolay Titov, the Director and President of the Company, has from time to time loaned the Company funds for operational costs. The amount, $1,415 at October 31, 2017, is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

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

Adaiah Distribution Inc.

Notes to the Financial Statements

October 31, 2017

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

As of October 31, 2017 there were no outstanding stock options or warrants.

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

Adaiah Distribution Inc.

Notes to the Financial Statements

October 31, 2017

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 3, 2017, the Board of Directors of the Registrant accepted and approved the resignation of Darrell Whitehead, CPAs, the company’s independent registered public account firm. The report of Darrell Whitehead, CPA’s on the Company's financial statements for the years ended October 31, 2016 and 2015 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements with Darrell Whitehead, CPAs, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Darrell Whitehead, CPAs’ satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

The registrant requested that Darrell Whitehead, CPAs, furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter is attached as Exhibit 16.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission.

On January 19, 2018, the registrant engaged Jeffrey T. Gross Ltd., as its independent accountant. During the most recent fiscal year, October 31, 2017, and the interim period preceding the engagement, the registrant has not consulted Jeffrey T. Gross, Ltd. regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of October 31, 2017, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended October 31, 2017 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of October 31, 2017.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and title of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Nikolay Titov Poruka iela 3 Madona LV-4801 Latvia	56	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

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

ITEM 11. EXECUTIVE COMPENSATION.

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, Treasurer and Secretary (collectively, the “Named Executive Officer”) from inception on September 12, 2013 until October 31, 2017:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Nikolay Titov , President, Secretary and Treasurer	September 12, 2013 to October 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

The following table sets forth director compensation as of October 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Nikolay Titov	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 31, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Nikolay Titov Poruka iela 3 Madona LV-4801 Latvia	116,000,000 shares of common stock (direct)	80%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of October 31, 2017, there were 141,000,000 shares of our common stock issued and outstanding.

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

On December 2, 2015, the Company by written consent of the Board of Directors approved the issuance to Mr. Nikolay Titov of 16,000,000 restricted shares of the Company’s common stock in exchange for continued services as the sole member of the Board and the Company’s sole executive officer. These shares are being issued subsequent to the stock split and increased the Company’s total issued and outstanding shares following such stock split to 141,000,000 shares.

As of October 31, 2017, there is a loan payable to Mr. Titov in the amount of $1,415 for expenses he has paid on behalf of the Company. The loan bears no interest and is payable on demand.

Our officer and director may be considered a promoter of the Company due to his participation in and management of the business since our incorporation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended October 31, 2017, the total fees billed for audit-related services was $3,750, for tax services was $0 and for all other services was $0.

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

________

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

Date: February 7, 2018

