Form 10-Q
period 2018-01-31
Adaiah Distribution Inc
filed 2018-03-08
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018

Commission file number 000-55369

ADAIAH DISTRIBUTION INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

Poruka iela 3 Madona

LV-4801 Latvia

(Address of principal executive offices, including zip code.)

(702)924-0637

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 141,000 shares as of March 7, 2018.

ITEM 1. FINANCIAL STATEMENTS

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	Three Months Ended	Year Ended
	January 31, 2018	October 31, 2017
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$731	$33
Inventory	-	-
	$731	$33

FIXED ASSETS
Furniture & Equipment	8,000	8,000
Accumulated Depreciation - F&E	(2,678)	(2,571)
Sewing Shop	16,940	16,940
Accumulated Depreciation - Sewing Shop	(2,435)	(2,329)
	$19,827	$20,040

TOTAL ASSETS	$20,558	$20,073

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	-	-
Product Paid - Pending Shipment	-	-
Deferred Tax Liability	-	-
Loan Payable - Related Party	1,415	1,415

TOTAL LIABILITIES	$1,415	$1,415

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 141,000 shares issued and outstanding at January 31, 2018 and October 31, 2017	5,000	5,000
Additional Paid in Capital	39,000	39,000
Profit (loss) accumulated during the development stage	(24,857)	(25,342)

Total Stockholders' Equity	$19,143	$18,658
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,558	$20,073

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)

			From Inception
	Three Months Ended	Three Months Ended	(September 12, 2013) to
	January 31, 2018	January 31, 2017	January 31, 2018
REVENUES
Sales:
Merchandise Sales	$10,348	$11,855	$289,633
Total Income	10,348	11,855	289,633

Cost of Goods Sold:
Pillow Purchases	7,401	9,165	210,913
Sales Commission	-	-	3,180
Total Cost of Goods Sold	$7,401	$9,165	$214,093

Gross Profit	2,947	2,690	75,540

Operating Expenses:
General and administrative	$2,463	$3,013	$100,405

Total Expenses	2,463	3,013	100,405

Income Before Income Tax	$484	$(323)	$(24,866)

Interest Income	1	-	9

Net Income for Period	485	(323)	(24,857)

Net gain (loss) per share:
Basic and diluted	$0.0034	$(0.0023)	$(0.1763)

Weighted average number of shares outstanding:
Basic and diluted	141,000	141,000	141,000

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)

			From inception
	Three Months Ended	Three Months Ended	(September 12, 2013) to
	January 31, 2018	January 31, 2017	January 31, 2018

Operating activities:
Net Income	$485	$(323)	$(24,857)
Adjustment to reconcile net loss to net cash provided by operations:	-	-
Changes in assets and liabilities:
Net cash used by operating activities	485	(323)	(24,857)

Financing activities:
Proceeds from issuance of common stock	-	-	44,000
Due to related party	-	-	1,415
Net cash provided by financing activities	-	-	45,415

Investing activities:
Furniture & Equipment	-	-	(8,000)
Increase (decrease) Accum Depr - F&E	107	107	2,678
Sewing Shop	-	-	(16,940)
Increase (decrease) in Accum Depr - Sewing Shop	106	106	2,435
Net cash provided by investing activities	213	213	(19,827)

Net increase in cash	698	(110)	731

Cash, beginning of period	33	315	-

Cash, end of period	$731	$206	$731

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Adaiah Distribution Inc.

Notes to the Financial Statements

January 31, 2018

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

The accompanying unaudited interim financial statements of Adaiah Distribution, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement on Form S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended October 31, 2017 as reported on Form 10-K have been omitted.

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

January 31, 2018

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

Note 3: Property and Equipment

Property and equipment consist of:

	January 31, 2018	October 31, 2017
Furniture & Equipment	$8,000	$8,000
Sewing Shop	$16,940	$16,940
Accumulated Depreciation	$(5,113)	$(4,900)
	$19,827	$20,040

Property, plant and equipment are stated at cost. The Company utilizes MACRS 200 DB HY – 7 years for furniture and fixture depreciation and ADS straight-line – 40 years for the sewing shop depreciation over the estimated useful lives of the assets.

Adaiah Distribution Inc.

Notes to the Financial Statements

January 31, 2018

Note 4: Concentrations

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

Nikolay Titov, the Director and President of the Company, has from time to time loaned the Company funds for operational costs. The amount, $1,415 at January 31, 2018, is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

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

January 31, 2018

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

As of January 31, 2018 there were no outstanding stock options or warrants.

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

Adaiah Distribution Inc.

Notes to the Financial Statements

January 31, 2018

Note 10: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern for the one year from the date these financial statements were available to be issued.

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

Results of Operations

Our total assets at January 31, 2018 were $20,558, which was comprised of $731 cash in the bank and $19,827 (net) in furniture and equipment and a sewing shop. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $10,000 per year.

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

Our revenue for the three months ended January 31, 2018 and 2017 was $10,348 and $11,855, respectively. Our cost of goods sold for the three months ended January 31, 2018 and 2017 was $7,401 and $10,930 resulting in a gross profit of $2,947 and $2,690, respectively. Our operating expenses for the three months ended January 31, 2018 and 2017 were $2,463 and $3,013, respectively. Our net income (loss) for the three months ended January 31, 2018 and 2017 was $485 and $(323), respectively.

Our revenue from inception (September 12, 2013) through January 31, 2018 was $289,633. Our cost of goods sold for the same period was $214,093 resulting in a gross profit of $75,540. Our operating expenses for the same period were $100,405, with interest income of $9, resulting in a net income (loss) of $(24,857).

As of January 31, 2018, there is a total of $1,415 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through January 31, 2018. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	1/31/2018

Cash	$731
Total assets	$20,558
Total liabilities	$1,415
Stockholder’s equity	$19,143

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

Liquidity and Capital Resources

At January 31, 2018 the Company had $731 in cash and there were outstanding liabilities of $1,415. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2018.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Adaiah Distribution Inc.
Registrant

Date March 7, 2018	By:	/s/ Nikolay Titov
Nikolay Titov
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer & Sole Director)

