Form 10-Q/A
period 2018-01-31
Adaiah Distribution Inc
filed 2018-04-25
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 Amendment No. 1

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 141,000,000 shares as of April 23, 2018

ITEM 1. FINANCIAL STATEMENTS

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	Three Months Ended	Year Ended
	January 31, 2018	October 31, 2017
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$731	$33
Inventory	-	-
	$731	$33

FIXED ASSETS
Furniture & Equipment	8,000	8,000
Accumulated Depreciation - F&E	(2,678)	(2,571)
Sewing Shop	16,940	16,940
Accumulated Depreciation - Sewing Shop	(2,435)	(2,329)
	$19,827	$20,040

TOTAL ASSETS	$20,558	$20,073

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	-	-
Product Paid - Pending Shipment	-	-
Deferred Tax Liability	-	-
Loan Payable - Related Party	1,415	1,415

TOTAL LIABILITIES	$1,415	$1,415

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 141,000,000 shares issued and outstanding at January 31, 2018 and October 31, 2017	5,000	5,000
Additional Paid in Capital	39,000	39,000
Profit (loss) accumulated during the development stage	(24,857)	(25,342)

Total Stockholders' Equity	$19,143	$18,658
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,558	$20,073

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

Adaiah Distribution Inc.
Registrant

Date April 23, 2018	By:	/s/ Nikolay Titov
Nikolay Titov
(Principal Executive Officer, Principal Financial Officer,
Principal Accounting Officer & Sole Director)

