Form 10-Q
period 2018-04-30
Adaiah Distribution Inc
filed 2018-06-06
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018

Commission file number 000-55369

ADAIAH DISTRIBUTION INC.

(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

Poruka iela 3 Madona

LV-4801 Latvia

(Address of principal executive offices, including zip code.)

(702) 924-0637
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 141,000,000 shares as of June 6, 2018.

ITEM 1. FINANCIAL STATEMENTS

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	Three Months Ended	Year Ended
	April 30, 2018	October 31, 2017
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$1,035	$33
Inventory	-	-
	$1,035	$33

FIXED ASSETS
Furniture & Equipment	8,000	8,000
Accumulated Depreciation - F&E	(2,785)	(2,571)
Sewing Shop	16,940	16,940
Accumulated Depreciation - Sewing Shop	(2,541)	(2,329)
	$19,614	$20,040

TOTAL ASSETS	$20,649	$20,073

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accounts Payable	-	-
Product Paid - Pending Shipment	-	-
Deferred Tax Liability	-	-
Loan Payable - Related Party	1,415	1,415

TOTAL LIABILITIES	$1,415	$1,415

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value; 141,000,000 shares issued and outstanding at April 30, 2018 and October 31, 2017	5,000	5,000
Additional Paid in Capital	39,000	39,000
Profit (loss) accumulated during the development stage	(24,766)	(25,342)

Total Stockholders' Equity	$19,234	$18,658
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,649	$20,073

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended April 30, 2018	Three Months Ended April 30, 2017	Six Months Ended April 30, 2018	Six Months Ended April 30, 2017	From Inception (September 12, 2013) to April 30, 2018
REVENUES
Sales:
Merchandise Sales	$10,206	$6,939	$20,554	$18,794	$299,839
Total Income	10,206	6,939	20,554	18,794	299,839

Cost of Goods Sold:
Pillow Purchases	7,945	6,008	15,347	15,173	218,859
Sales Commission	-	-	-	-	3,180
Total Cost of Goods Sold	$7,945	$6,008	$15,347	$15,173	$222,039

Gross Profit	2,261	932	5,208	3,622	77,800

Operating Expenses:
General and administrative	$2,171	$1,036	$4,634	$4,049	$102,576

Total Expenses	2,171	1,036	4,634	4,049	102,576

Income Before Income Tax	$90	$(104)	$574	$(427)	$(24,776)

Interest Income	1	-	2	-	10

Net Income for Period	90	(104)	575	(427)	(24,766)

Net gain (loss) per share:
Basic and diluted	$0.0006	$(0.0007)	$0.0041	$(0.0030)	$(0.1756)

Weighted average number of shares outstanding:
Basic and diluted	141,000	141,000	141,000	141,000	141,000

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended April 30, 2018	Six Months Ended April 30, 2017	From inception (September 12, 2013) to April 30, 2018

Operating activities:

Net Income	$575	$(427)	$(24,766)
Adjustment to reconcile net loss to net cash provided by operations:	-	-
Changes in assets and liabilities:
Net cash used by operating activities	575	(427)	(24,766)

Financing activities:
Proceeds from issuance of common stock	-	-	44,000
Due to related party	-	-	1,415
Net cash provided by financing activities	-	-	45,415

Investing activities:
Furniture & Equipment	-	-	(8,000)
Increase (decrease) Accum Depr - F&E	214	214	2,785
Sewing Shop	-	-	(16,940)
Increase (decrease) in Accum Depr - Sewing Shop	212	212	2,541
Net cash provided by investing activities	426	426	(19,614)

Net increase in cash	1,001	(1)	1,035

Cash, beginning of period	33	315	-

Cash, end of period	$1,035	$314	$1,035

Supplemental disclosure of cash flow information:

Cash paid during the period

Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Adaiah Distribution Inc.

Notes to the Financial Statements

April 30, 2018

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2018.

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

April 30, 2018

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

Note 3: Property and Equipment

Property and equipment consist of:

	April 30, 2018	October 31, 2017
Furniture & Equipment	$8,000	$8,000
Sewing Shop	$16,940	$16,940
Accumulated Depreciation	$(5,326)	$(4,900)
	$19,614	$20,040

Property, plant and equipment are stated at cost. The Company utilizes MACRS 200 DB HY – 7 years for furniture and fixture depreciation and ADS straight-line – 40 years for the sewing shop depreciation over the estimated useful lives of the assets.

Adaiah Distribution Inc.
Notes to the Financial Statements
April 30, 2018

Note 4: Concentrations

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

Nikolay Titov, the Director and President of the Company, has from time to time loaned the Company funds for operational costs. The amount, $1,415 at April 30, 2018, is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

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

April 30, 2018

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

As of April 30, 2018 there were no outstanding stock options or warrants.

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

Adaiah Distribution Inc.
Notes to the Financial Statements
April 30, 2018

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

Note 12: Subsequent Events

The Company has evaluated events subsequent to May 29,2018 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that other than the event disclosed above, no other subsequent events occurred that require recognition or disclosure in the financial statements.

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

Results of Operations

Our total assets at April 30, 2018 were $20,649, which was comprised of $1,035 cash in the bank and $19,614 (net) in furniture and equipment and a sewing shop. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $10,000 per year.

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

Our revenue for the three months ended April 30, 2018 and 2017 was $10,206 and $6,939, respectively. Our cost of goods sold for the three months ended April 30, 2018 and 2017 was $7,945 and $6,008 resulting in a gross profit of $2,261 and $932, respectively. Our operating expenses for the three months ended April 30, 2018 and 2017 were $2,171 and $1,036, respectively. Our net income (loss) for the three months ended April 30, 2018 and 2017 was $90 and $(104), respectively.

Our revenue for the Six months ended April 30, 2018 and 2017 was $20,554 and $18,794, respectively. Our cost of goods sold for the six months ended April 30, 2018 and 2017 was $15,347 and $15,173 resulting in a gross profit of $5,208 and $3,622, respectively. Our operating expenses for the six months ended April 30, 2018 and 2017 were $4,634 and $4,049, respectively. We had a gain of $2 from interest income for the six months ended April 30, 2018. Our net income (loss) for the six months ended April 30, 2018 and 2017 was $575 and $(427), respectively.

Our revenue from inception (September 12, 2013) through April 30, 2018 was $299,839. Our cost of goods sold for the same period was $222,039 resulting in a gross profit of $77,800. Our operating expenses for the same period were $102,576, with interest income of $10, resulting in a net income (loss) of $(24,766).

As of April 30, 2018, there is a total of $1,415 in a loan payable that is owed by the company to its officer and director for expenses that he has paid on behalf of the company. The loan payable is interest free and payable on demand.

The following table provides selected financial data about our Company for the period from the date of incorporation through April 30, 2018. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	4/30/2018

Cash	$1,035
Total assets	$20,649
Total liabilities	$1,415
Stockholder’s equity	$19,234

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

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash or cease operations entirely.

Liquidity and Capital Resources

At April 30, 2018 the Company had $1,035 in cash and there were outstanding liabilities of $1,415. Our director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2018.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Adaiah Distribution Inc. Registrant

Date: June 6, 2018	By:	/s/ Nikolay Titov
Nikolay Titov
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

