Form 10-Q
period 2018-07-31
Adaiah Distribution Inc
filed 2019-08-06
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2018

Commission file number 000-55369

ADAIAH DISTRIBUTION INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

C/O

YOSEF YAFE

BET ISRAEL 4

JERUSALEM

ISRAEL

(Address of principal executive offices, including zip code.)

972-52-5408519

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 102,141,189 shares as of August 6, 2019

ITEM 1. FINANCIAL STATEMENTS

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	October 31, 2017	July 31, 2018
	(Audited)	(Unaudited)
	(Restated)

ASSETS

Current Assets

Cash	33
	33	0

Fixed Assets

Furniture and Fixtures	8,000
Accumulated Depreciation	-2,571
Sewing Shop	16,940
Accumulated Depreciation	-2,329
	20,040

TOTAL ASSETS	20,073	0

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

Loan Payable - Related Party	1,415
Convertible Promissory Note	12,291

TOTAL LIABILITIES	13,706	0

STOCKHOLDERS' EQUITY

Common Stock; Authorized 750,000,000, par value $0.001
Issued and Outstanding as at October 31, 2017 and as at July 31, 2018, 102,141,189	102,141	102,141
Additional Paid in Capital	43,859	43,859
( Accumulated Deficit )	-139,633	-146,000

Total Stockholders equity	6,367	0

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	20,073	0

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Nine Months	Three Months	Nine Months	Three Months	From Inception
	Ended	Ended	Ended	Ended	(September 12, 2013)
	July 31, 2018	July 31, 2018	July 31, 2017	July 31, 2017	thru July 31 2018 )
			(Restated )
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES

Sales

Merchandise Sales	20,554		27,931	9,137	299,839
	20,554		27,931	9,137	299,839
Cost of Goods Sold

Pillow Purchases	15,347		21,608	6,436	218,859
Sales Commissions					3,180
	15,347		21,608	6,436	222,039

Cost of Goods Sold	15,347		21,608	6,436	222,039

Gross Profit	5,207		6,323	2,701	77,800

Operating Expenses

General and Administrative	4,634		81,762	713	216,867
Write off of net assets, discontinued Operations	6,943	6,943			6,943

Total Expenses	11,577	6,943	81,762	713	223,810

Income (Loss) before Income Tax	-6,370	-6,943	-75,439	1,988	-146,010

Interest Income	2		1	1	10

Net Income (Loss) for the Period	-6,368	-6,943	-75,438	1,989	-146,000

Net Gain (Loss) Per Share
(Basic and Diluted)	-0.0001	-0.0001	-0.0010	0.0000	-0.0014

Weighted Number of Average Shares outstanding	102,141,189	102,141,189	76,500,142	102,141,189	102,141,189

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months	From Inception
	Ended	Ended	(September 12, 2013)
	July 31, 2018	July 31, 2017	thru July 31, 2018 )
		(Restated )
	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (Loss)	-6,368	-75,438	-146,000

Adjustments to reconcile Net Income (Loss) to net cash provided by (used) in Operations

Operating Activities

Changes in assets and liabilities	5,809	77,000	120,199

Net cash used in operating activities	-559	1,562	-25,801

Financing Activities

Proceeds from the issuance of Common Stock			44,000
Related Party			1,415
	0	0	45,415

Net cash provided for by financing activities	0	0	45,415

Investing Activities

Furniture and Fixtures			-8,000
Depreciation Expense	214	321	2,785
Sewing Shop			-16,940
Depreciation Expense	312	318	2,541
	526	639	-19,614

Net cash (used in) provided by investing activities	526	639	-19,614

Net (Decrease) in Cash	-33	2,201	0

Cash at the beginning of the period	33	315
Cash at the end of the period	0	2,516

Supplemental disclosure

Cash paid for income taxes	0	0	0
Cash paid for interest expense	0	0	0

The accompanying notes are an integral part of these financial statements

Adaiah Distribution Inc.

Notes to the Financial Statements

JULY 31, 2018

Note 1: Organization and Basis of Presentation

Adaiah Distribution, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on September 12, 2013.

The Company is not currently engaged in any business operations. It is however seeking to identify, locate and if warranted acquire new commercial opportunities.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of JULY 31 , 2018.

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

JULY 31, 2018

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

During the three months ended July 31 2018 the Company wrote off the balance of its Property and Equipment which were not in use and were of no future economic value.

Adaiah Distribution Inc.

Notes to the Financial Statements
JULY 31, 2018

Note 4: Concentrations

Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

As of July 31 2018 the Company has no debt .

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

JULY 31, 2018

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

On November 16 2016 the Company issued 166 shares to Cede and Company for rounding as a result of the reverse split.

On January 17, 2017 the company amended its articles of incorporation to increase its authorized shares back to 750,000,000.

On February 13 2017 the Company issued 76,000,000 shares to its sole director for continuation of his services to the Company.

On February 13 2017 the Company issued 25,000,000 shares in exchange of conversion of $25,000 of debt to a third party.

On May 2 2017 the Company issued 1,000,000 shares to 3D PIONEER SYSTEMS LTD as an advance payment for an asset purchase agreement.

As of JULY 31, 2018 there were no outstanding stock options or warrants.

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

On December 2, 2015, the Company by written consent of the Board of Directors approved the issuance to Mr. Nikolay Titov (the prior director) of 16,000,000 restricted shares of the Company’s common stock and 76,000,000 on February 13 2017 in exchange for continued services as the sole member of the Board and the Company’s sole executive officer.

Adaiah Distribution Inc.

Notes to the Financial Statements
JULY 31, 2018

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

Note 11: Subsequent Events

The Company has evaluated events subsequent to JULY 31,2018 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that other than the event disclosed below, no other subsequent events occurred that require recognition or disclosure in the financial statements.

On April 25, 2019, the eighth judicial District Court of Nevada appointed Yosef Yafe as custodian for the Company, proper notice having been given. There was no opposition. Pursuant to the Order of Custodianship, a Special Meeting of Shareholders was held on May 29, 2019 at 8:00 a.m. PST, Yosef Yafe as limited custodian. Notice was sent May 13, 2019 in compliance with Court Order. Present were Yosef (holding shares through Cede & Co.) and two additional proxies also holding shares through Cede & Co.).

A Special Meeting of the Board of Directors (by written consent) on May 31, 2019 was held electing Yosef as all officers, changing the Registered Agent to Holly, Driggs, Walch law firm, and approving a loan from Yosef to the Company evidenced by a Promissory Note dated May 31, 2019 for $3,231.00 to cover expenses paid by Yosef.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “Adaiah” and “Adaiah Distribution” mean Adaiah Distribution Inc., unless the context clearly requires otherwise.

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

On November 16, 2016 the Company issued 166 shares to Cede and Company for rounding as a result of the reverse split.

On January 17, 2017 the company amended its articles of incorporation to increase its authorized shares back to 750,000,000.

On February 13, 2017 the Company issued 76,000,000 shares to its sole director for continuation of his services to the Company.

On February 13, 2017 the Company issued 25,000,000 shares in exchange of conversion of $25,000 of debt to a third party.

On May 2, 2017 the Company issued 1,000,000 shares to 3D PIONEER SYSTEMS LTD as an advance payment for an asset purchase agreement.

The Company ceased its operations in the third quarter, three months ending July 31 2018 and wrote off its net assets amounting to $6,943 which has been expensed accordingly.

The Company currently has no operations. It is however seeking to identify, locate and if warranted acquire new commercial opportunities.

Liquidity and Capital Resources

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of JULY 31, 2018.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended JULY 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Adaiah Distribution Inc. Registrant

Date: August 6, 2019	By:	/s/ Yosef Yafe
Yosef Yafe
(Principal Executive Officer Principal Financial Officer Principal Accounting Officer & Sole Director)

