Form 10-K
period 2018-10-31
Adaiah Distribution Inc
filed 2019-08-06
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

Commission file number 000-55369

ADAIAH DISTRIBUTION INC.
(Exact name of registrant as specified in its charter)

Nevada	90-1020141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/O YOSEF YAFE

BET ISRAEL 4

JERUSALEM

ISRAEL

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: 972-52-5408519

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 6, 2019, the registrant had 102.141,189 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 6, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). NONE

PART I

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

During the third fiscal quarter ending July 31 2018 the Company had ceased its operations of its Pillow manufacturing and sales and is not currently engaged in any business operations. We are however in the process of attempting to identify locate, and if warranted, acquire new commercial opportunities.

Employees

The Company currently has no employees.

Offices

Our new president and director, Yosef Yafe currently takes care of our administrative duties from his office in Jerusalem, Israel .

Government Regulation

We are not currently subject to any Government regulations.

Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 2. PROPERTIES.

Our business office is located at the office of the new Director in Jerusalem Israel.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is quoted on the Over-the Counter Bulletin Board under the symbol ADAD There is currently no active trading in the common stock and has not been in the past fiscal year.

Holders of our Common Stock

As of October 31, 2018, there were approximately 34 registered stockholders, holding 102,141,189 shares of our issued and outstanding common stock.

Dividend Policy

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

As of October 31, 2018 there were 102,141,189 shares of common stock outstanding.

As of October 31, 2018 there were no outstanding stock options or warrants.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

BACKGROUND

Adaiah Distribution Inc. was incorporated in the State of Nevada as a for-profit company on September 12, 2013 and established a fiscal year end of October 31. The Company in January 2015 raised funds of $40,000 thru the issuance of 1,000,000 common shares to 30 shareholders and started operations in manufacturing and selling Pillows.

During the third fiscal quarter ending July 31 2018 the Company had ceased its operations of its Pillow manufacturing and sales and is not currently engaged in any business operations. We are however in the process of attempting to identify locate, and if warranted, acquire new commercial opportunities.

RESULTS OF AND PLAN OF OPERATION

Our revenue for the years ended October 31, 2018 and 2017 was $20,554 and $40,509, respectively. Our cost of goods sold for the years ended October 31, 2018 and 2017 was $15,347and $33,612 resulting in a gross profit of $5,207 and $6,897, respectively. Our operating expenses for the years ended October 31, 2018 and 2017 were $4,634 and $85,031 respectively.

In the third quarter of the current fiscal year ending October 31, 2018 the Company ceased it’s operations and wrote off its net assets as an expense with no further economic value in the amount of $6,943 and hence the net (loss) for the years ended October 31, 2018 and 2017 was $(6,638) and $(78,134) respectively.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2018 the Company had $0 in cash and there were no outstanding liabilities. Our new director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

The company anticipates over the next 12 months the cost of being a reporting public company will be approximately $10,000.

The company is not currently eligible to register securities on Form S-3 and will be unable to use short-form registration until it has timely filed all required reports under the Exchange Act for the 12 months before filing a registration statement. This may increase the Company’s transaction costs and adversely impact its ability to raise capital in a timely manner, as discussed in more detail elsewhere in this Form 10-K.

OTHER CONTRACTUAL OBLIGATIONS

NONE

OFF-BALANCE SHEET ARRANGEMENTS

NONE

RECENTLY ISSUED ACCOUNTING PRINCIPLES

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2018.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ADAIAH DISTRIBUTION, INC.

INDEX TO FINANCIAL STATEMENTS

JEFFREY T. GROSS LTD.

CERTIFIED PUBLIC ACCOUNTANTS

6215 W. TOUHY AVENUE

CHICAGO, ILLINOIS 60646-1105

(773) 792-1575

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Adaiah Distribution, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Adaiah Distribution, Inc. (a Nevada Corporation), as of October 31, 2018 and October 31, 2017, and the related statements of operations, changes in stockholder’s equity and cash flows for each of the three years in the period ended October 31, 2018, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2018 and October 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

Chicago, Illinois

July 23, 2019

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	October 31, 2017	October 31, 2018
	(Audited)	(Audited)
	(Restated)

ASSETS

Current Assets

Cash	33
	33	0

Fixed Assets

Furniture and Fixtures	8,000
Accumulated Depreciation	-2,571
Sewing Shop	16,940
Accumulated Depreciation	-2,329
	20,040

TOTAL ASSETS	20,073	0

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

Loan Payable - Related Party	1,415
Convertible Promissory Note	12,291

TOTAL LIABILITIES	13,706	0

STOCKHOLDERS' EQUITY

Common Stock ; Authorized 750,000,000 , par value $0.001 Issued and Outstanding as at October 31, 2017 and as at October 31, 2018, 102,141,189	102,141	102,141
Additional Paid in Capital	43,859	43,859
(Accumulated Deficit)	-139,633	-146,000

Total Stockholders equity	6,367	0

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	20,073	0

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended October 31, 2018	Year Ended October 31, 2017	From Inception (September 12, 2013) thru October 31, 2018)
		(Restated)
	Audited	Audited	(Unaudited)
REVENUES

Sales

Merchandise Sales	20,554	40,509	299,839
	20,554	40,509	299,839
Cost of Goods Sold

Pillow Purchases	15,347	33,612	218,859
Sales Commissions			3,180
	15,347	33,612	222,039

Cost of Goods Sold	15,347	33,612	222,039

Gross Profit	5,207	6,897	77,800

Operating Expenses

General and Administrative	4,634	85,031	216,867
Write off of net assets, discontinued Operations	6,943		6,943

Total Expenses	11,577	85,031	223,810

Income (Loss) before Income Tax	-6,370	-78,134	-146,010

Interest Income	2		10

Net Income (Loss) for the Period	-6,368	-78,134	-146,000

Net Gain (Loss) Per Share
(Basic and Diluted)	-0.0001	-0.0015	-0.0014

Weighted Number of Average Shares outstanding	102,141,189	51,141,095	102,141,189

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Additional paid	Accumulated
	Shares	Common Stock	In Capital	Deficit	Total
Audited

Balance November 1, 2015	5,000,000	5,000	39,000	-25,074	18,926

25-1 Forward Split November 29, 2015	120,000,000				0

Share Issuance to Director Dec 2, 2015	16,000,000				0

Net Loss (Restated)				-36,425	-36,425

Balance October 31, 2016 ( Restated )	141,000,000	5,000	39,000	-61,499	-17,499

Reclassification (prior period) to adjust Common Stock and APIC		136,000	-136,000		0

Reverse Split November 8, 2016 1-1000	-140,859,000	-140,859	140,859		0

Shares issued upon rounding to Cede and Co November 8, 2016	189				0

Share Issuance to Director February 13, 2017	76,000,000	76,000			76,000

Shares Issued upon loan conversion February 13, 2017	25,000,000	25,000			25,000

Share Issuance on asset acquisition May 10, 2017	1,000,000	1,000			1,000

Net Loss				-78,134	-78,134

Balance October 31, 2017	102,141,189	102,141	43,859	-139,633	6,367

Net Loss				-6,367	-6,367

Balance October 31, 2018	102,141,189	102,141	43,859	-146,000	0

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year ended October 31, 2018	Year ended October 31, 2017	From Inception (September 12, 2013) thru October 31, 2018)
		(Restated)
	(Audited)	(Audited)	(Unaudited)

Net Income (Loss)	-6,368	-78,134	-146,000

Adjustments to reconcile Net Income (Loss) to net cash provided by (used) in Operations

Operating Activities

Changes in assets and liabilities	5,809	77,213	120,199

Net cash used in operating activities	-559	-921	-25,801

Financing Activities

Proceeds from the issuance of Common Stock			44,000
Related Party			1,415
	0	0	45,415

Net cash provided for by financing activities	0	0	45,415

Investing Activities

Furniture and Fixtures			-8,000
Depreciation Expense	214	321	2,785
Sewing Shop			-16,940
Depreciation Expense	312	318	2,541
	526	639	-19,614

Net cash (used in) provided by investing activities	526	639	-19,614

Net (Decrease) in Cash	-33	-282	0

Cash at the beginning of the period	33	315
Cash at the end of the period	0	33

Supplemental disclosure

Cash paid for income taxes	0	0	0
Cash paid for interest expense	0	0	0

The accompanying notes are an integral part of these financial statements

Adaiah Distribution Inc.

Notes to the Financial Statements

October 31, 2018

Note 1: Organization and Basis of Presentation

Adaiah Distribution, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on September 12, 2013.

The Company was in the development phase of its custom pillow distribution business. During the third fiscal quarter ending July 31 2018 the Company had ceased its operations of its Pillow manufacturing and sales and is not currently engaged in any business operations. We are however in the process of attempting to identify locate, and if warranted, acquire new commercial opportunities.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2018.

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

Note 3: Property and Equipment

The net carrying value of the property and equipment was written in the third quarter of the current fiscal year ending October 31, 2018 as it has not future economic value.

Note 4: Concentrations

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

In 2016 a convertible promissory Note was issued to a third party in the amount of $37,291 .In February 2017 25,000,000 million shares were issued in exchange of payment of $25,000 of the Note. In early 2018 the third party holding the Note has entered into corporate dissolution in the State of Florida. The balance of the Note in the amount of $12,291 has therefore been written off in the third quarter of the fiscal year ending October 31, 2018, as part of the write off of the net assets of the Company. Additionally the amount of $1,415 due to the prior Director has also been written off the books of the Company.

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

As of October 31, 2018 there were 102,141,189 shares of common stock outstanding.

As of October 31, 2018 there were no outstanding stock options or warrants.

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

On December 2, 2015, the Company by written consent of the Board of Directors approved the issuance to Mr. Nikolay Titov (the prior director) of 16,000,000 restricted shares of the Company’s common stock in exchange for continued services as the sole member of the Board and the Company’s sole executive officer. On February 17, 2017 the Company by written consent of the Board of Directors approved the issuance to Mr. Nikolay Titov an additional 76,000,000 restricted shares of the Company’s common stock in exchange for continued services as the sole member of the Board and the Company’s sole executive officer.

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

Note 11: Asset Purchase Agreement

On May 10, 2017, the Company entered into an Asset Purchase Agreement (the “Agreement”) signed February 10, 2017 with 3D Pioneer Systems Inc. (“3D”). Pursuant to the Agreement, once all terms of the agreement are met, Adaiah will acquire certain intellectual property, apps, other assets and related contractual rights held by 3D in exchange for 1 million shares of Adaiah’s common stock and a cash payment of $30,000, along with an obligation to make three (3) additional payments of $30,000 every ninety (90) days following the closing. This contract was not consummated and the share issuance has been written off as an expense in the fiscal year ending October 31, 2017.

Note 12: Subsequent Events

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 3, 2017, the Board of Directors of the Registrant accepted and approved the resignation of Darrell Whitehead, CPAs, the company’s independent registered public account firm. The report of Darrell Whitehead, CPA’s on the Company’s financial statements for the years ended October 31, 2016 and 2015 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements with Darrell Whitehead, CPAs, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Darrell Whitehead, CPAs’ satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant’s financial statements.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of October 31, 2018, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended October 31, 2018 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of October 31, 2018.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and title of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Nikolay Titov Poruka iela 3 Madona LV-4801 Latvia	56	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer) (Prior director)
Yosef Yafe, 4 Bet Israel, Jerusalem, Israel .	31	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer) (Current director)

Nikolay Titov has acted as our President, Treasurer and sole Director since our incorporation on September 12, 2013 until May 29 2019 when he was then replaced by Mr Yafe by certain shareholder’s’ votes at a shareholder meeting shortly after Mr Yafe receiving limited custodianship by the Courts of the State of Nevada.

Mr. Titov’s education:

Moscow State Technical University of Civil Aviation, Russian Federation - 1969

Mr. Titov’s work experience:

Airport engineer in Russian Federation 1969-2005

For last eight years he has been managing his own tourist and hotel hospitality and furnishings supply company Welcome Home Co.

Mr Yafe’s education

The MIR institute, Jerusalem Israel, 2009-2013

Mr Yafe ‘s work experience;

Mr Yafe for the past 5 years has been and is involved as an entrepreneur in real estate development in Jerusalem in Israel.

During the past ten years, nor Mr. Titov nor Mr Yaffe has not been the subject of the following events:

•

Any bankruptcy petition filed by or against any business of which Mr. Titov or Mr Yafe was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
•

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Titov’s or Mr Yafe ‘s involvement in any type of business, securities or banking activities.

•

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

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, Yosef Yafe , who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following tables set forth certain information about compensation paid, earned or accrued for services by our prior President, Treasurer and Secretary (collectively, the “Named Executive Officer”) from inception on September 12, 2013 until October 31, 2018:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Nikolay Titov , President, Secretary and Treasurer	From September 12, 2013 to October 31, 2018	-0-	-0-	76000	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company.

Director Compensation

The following table sets forth director compensation as of October 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Nikolay Titov	-0-	76000	-0-	-0-	-0-	-0-	-0-

The Company is currently in negotiations with its new CEO for an annual equity compensation plan as salary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 31, 2018 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Nikolay Titov Poruka iela 3 Madona LV-4801 Latvia	76,116,000 shares of common stock (direct)	75%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of October 31, 2018, there were 102,141,189 shares of our common stock issued and outstanding.

Future Sales by Existing Stockholders

A total of 76,116,000 shares have been issued to the existing stockholder, all of which are held by an officer/director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

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

On April 25, 2019, the eight judicial District Court of Nevada appointed Yosef Yafe as custodian for Adaiah Distribution Inc., proper notice having been given to the officers and directors of Adaiah Distribution Inc. There was no opposition. On June 6, 2019, the Company filed an annual list with the state of Nevada, appointing Yosef Yafe as, President, Secretary, Treasurer and sole Director and paid all corresponding late fees to bring the Company back into good standing with the state of Nevada.

On May 31, 2019, the Company obtained a promissory note in amount of $3,231 from Yosef Yafe. The note bears an interest of 3% and all unpaid interest and principal is due within thirty (30) days of Yosef Yafe’s written demand.

Business Objectives of the Company

Since the custodial proceedings, the Company has had no business operations. Management has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Company does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider a business opportunity.

The Company’s common stock is subject to quotation on the OTC Pink Sheets under the symbol ADAD. There is not currently a trading market in the Company’s shares and we do not believe that any active trading market has existed for approximately two years . There can be no assurance that there will be an active trading market for our securities following the effective date of a registration statement under the Exchange Act. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained. Management of the Company (“Management”) would have substantial flexibility in identifying and selecting a prospective new business opportunity. The Company is dependent on the judgment of its Management in connection with this process.

In evaluating a prospective business opportunity, we would consider, among other factors, the following:

•	costs associated with pursuing a new business opportunity;

•	growth potential of the new business opportunity;

•	experiences, skills and availability of additional personnel necessary to pursue a potential new business opportunity;

•	necessary capital requirements;

•	the competitive position of the new business opportunity;

•	stage of business development;

•	the market acceptance of the potential products and services;

•	proprietary features and degree of intellectual property; and

•	the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that Management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, Management may be expected to conduct a due diligence review.

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty.

Management intends to devote such time as it deems necessary to carry out the Company’s affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our Management will actually devote to the Company’s plan of operation. The Company intends to conduct its activities so as to avoid being classified as an “Investment Company” under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Company is a Blank Check Company

At present, the Company is a development stage company with no revenues, no assets and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a “blank check company” and, as a result, any offerings of the Company’s securities under the Securities Act of 1933, as amended (the “Securities Act”) must comply with Rule 419 promulgated by the Securities and Exchange Commission (the “SEC”) under the Act. The Company’s Common Stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Securities Exchange Act. The Penny Stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the penny stock market.

The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each Penny Stock held in the customer’s account. In addition, the Penny Stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the Penny Stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the Penny Stock rules. So long as the common stock of the Company is subject to the Penny Stock rules, it may be more difficult to sell the Company’s common stock. We are a “Shell Company,” as defined in Rule 405 promulgated by the SEC under the Securities Act. A Shell Company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a Shell Company, we are restricted in our use of Registrations on Form S-8 under the Securities Act; the lack of availability of the use of Rule 144 by security holders; and the lack of liquidity in our stock.

Form S-8

Shell companies are prohibited from using Form S-8 to register securities under the Securities Act. If a company ceases to be a Shell Company, it may use Form S- 8 after sixty calendar days, provided it has filed all reports and other materials required to be filed under the Exchange Act during the preceding 12 months (or for such shorter period that it has been required to file such reports and materials after the company files “Form 10 information,” which is information that a company would be required to file in a registration statement on Form 10 if it were registering a class of securities under Section 12 of the Exchange Act. This information would normally be reported on a current report on Form 8-K reporting the completion of a transaction that caused the company to cease being a Shell Company.

Unavailability of Rule 144 for Resale

Rule 144(i) “Unavailability to Securities of Issuers With No or Nominal Operations and No or Nominal Non-Cash Assets” provides that Rule 144 is not available for the resale of securities initially issued by an issuer that is a Shell Company. We have identified our company as a Shell Company and, therefore, the holders of our securities may not rely on Rule 144 to have the restriction removed from their securities without registration or until the Company is no longer identified as a Shell Company and has filed all requisite periodic reports under the Exchange Act for the period of twelve (12) months.

As a result of our classification as a Shell Company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a Shell Company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Very Limited Liquidity of our Common Stock

Our common stock occasionally trades on the OTC Pink Sheet Market, as there is no active market maker in our common stock. As a result, there is only limited liquidity in our common stock.

We will be deemed a blank check company under Rule 419 of the Securities Act

The provisions of Rule 419 apply to registration statements filed under the Securities Act by a blank check company, such as the Company. Rule 419 requires that a blank check company filing a registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. While we are not currently registering shares for an offering, we may seek to do so in the future.

In addition, an issuer is required to file a post-effective amendment to a registration statement upon the execution of an agreement for an acquisition or merger. The rule provides procedures for the release of the offering funds, if any, in conjunction with the post effective acquisition or merger. The obligations to file posteffective amendments are in addition to the obligations to file Forms 8-K to report for both the entry into a material definitive (non-ordinary course of business) agreement and the completion of the transaction. Rule 419 applies to both primary and re-sale or secondary offerings.

Within five (5) days of filing a post-effective amendment setting forth the proposed terms of an acquisition, the Company must notify each investor whose shares are in escrow, if any. Each such investor then has no fewer than 20 and no greater than 45 business days to notify the Company in writing if they elect to remain an investor. A failure to reply indicates that the person has elected to not remain an investor. As all investors are allotted this second opportunity to determine to remain an investor, acquisition agreements should be conditioned upon enough funds remaining in escrow to close the transaction.

Effecting a business combination

Prospective investors in the Company’s common stock will not have an opportunity to evaluate the specific merits or risks of any of the one or more business combinations that we may undertake A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

The Company has not identified a target business or target industry

The Company’s effort in identifying a prospective target business will not be limited to a particular industry and the Company may ultimately acquire a business in any industry Management deems appropriate. To date, the Company has not selected any target business on which to concentrate our search for a business combination. While the Company intends to focus on target businesses in the United States, it is not limited to U.S. entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company’s common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although the Company’s Management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Our Management anticipates that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our Management may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation in connection with a business combination. In no event, however, will we pay Management any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

In evaluating a prospective target business, our Management will consider, among other factors, the following:

•	financial condition and results of operation of the target company;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our Management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct a due diligence review which will encompass, among other things, meetings with incumbent Management and inspection of facilities, as well as review of financial and other information which will be made available to us. We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ stockholders. However, there can be no assurance that the Internal Revenue Service or applicable state tax authorities will necessarily agree with the tax treatment of any business combination we consummate. The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On October 28, 2013, we issued a total of 4,000,000 shares of restricted common stock to Nikolay Titov, our former president and director in consideration of $4,000.

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

On February 13, 2017 the Company issued 76,000,000 shares to its former sole director for continuation of his services to the Company.

Our officer and director may be considered a promoter of the Company due to his participation in and management of the business since our incorporation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended October 31, 2018, the total fees billed for audit-related services was $3,750, for tax services was $500 and for all other services was $0.

During the year ended October 31, 2017, the total fees billed for audit-related services was $3,750, for tax services was $500 and for all other services was $0.

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

ADAIAH DISTRIBUTION INC.

Date: August 6, 2019	By:	/s/ Yosef Yafe
Yosef Yafe
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

