Form 10-Q
period 2019-01-31
Adaiah Distribution Inc
filed 2019-08-06
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2019

Commission file number 000-55369

ADAIAH DISTRIBUTION INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

C/O

YOSEF YAFE

BET IRAEL 4

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

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	October 31, 2018	January 31, 2019
	(Audited)	(Unaudited)

ASSETS

Current Assets

Cash
	0	0

Fixed Assets

Furniture and Fixtures
Accumulated Depreciation
Sewing Shop
Accumulated Depreciation
	0

TOTAL ASSETS	0	0

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

Loan Payable - Related Party
Convertible Promissory Note

TOTAL LIABILITIES	0	0

STOCKHOLDERS' EQUITY

Common Stock; Authorized 750,000,000 , par value $0.001 Issued and Outstanding as at October 31, 2018 and as at January 31, 2019, 102,141,189	102,141	102,141
Additional Paid in Capital	43,859	43,859
(Accumulated Deficit)	-146,000	-146,000

Total Stockholders equity	0	0

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	0	0

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Three Months Ended January 31, 2019	Three Months Ended January 31, 2018	From Inception (September 12, 2013) thru January 31, 2019)
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES

Sales

Merchandise Sales		10,348	299,839
	0	10,348	299,839
Cost of Goods Sold

Pillow Purchases		7,401	218,859
Sales Commissions			3,180
	0	7,401	222,039

Cost of Goods Sold	0	7,401	222,039

Gross Profit	0	2,947	77,800

Operating Expenses

General and Administrative		2,463	216,867
Write off of net assets, discontinued Operations			6,943

Total Expenses	0	2,463	223,810

Income (Loss) before Income Tax	0	484	-146,010

Interest Income		1	10

Net Income (Loss) for the Period	0	485	-146,000

Net Gain (Loss) Per Share
(Basic and Diluted)	0.0000	0.0000	-0.0014

Weighted Number of Average Shares outstanding	102,141,189	102,141,189	102,141,189

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Three Months Ended January 31, 2019	Three Months Ended January 31, 2018	From Inception (September 12, 2013) thru January 31, 2019)
	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (Loss)		485	-146,000

Adjustments to reconcile Net Income (Loss) to net cash provided by (used) in Operations

Operating Activities

Changes in assets and liabilities			120,199

Net cash used in operating activities	0	485	-25,801

Financing Activities

Proceeds from the issuance of Common Stock			44,000
Related Party			1,415
	0	0	45,415

Net cash provided for by financing activities	0	0	45,415

Investing Activities

Furniture and Fixtures			-8,000
Depreciation Expense		107	2,785
Sewing Shop			-16,940
Depreciation Expense		106	2,541
	0	213	-19,614

Net cash (used in) provided by investing activities	0	213	-19,614

Net (Decrease) in Cash	0	698	0

Cash at the beginning of the period		33
Cash at the end of the period	0	731

Supplemental disclosure

Cash paid for income taxes	0	0	0
Cash paid for interest expense	0	0	0

The accompanying notes are an integral part of these financial statements

Adaiah Distribution Inc.

Notes to the Financial Statements

JANUARY 31, 2019

Note 1: Organization and Basis of Presentation

Adaiah Distribution, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on September 12, 2013.

The Company is not currently engaged in any business operations. It is however seeking to identify, locate and if warranted acquire new commercial opportunities.

The accompanying unaudited interim financial statements of Adaiah Distribution, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement on Form S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended October 31, 2018 as reported on Form 10-K have been omitted.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of JANUARY 31, 2019

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Adaiah Distribution Inc.

Notes to the Financial Statements

JANUARY 31, 2019

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

The Company has no carrying value of fixed assets as of January 31, 2019.

Adaiah Distribution Inc.

Notes to the Financial Statements

JANUARY 31, 2019

Note 4: Concentrations

Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

As of JANAURY 31, 2019 the Company has no debt.

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

JANUARY 31, 2019

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

As of JANUARY 31, 2019 there were no outstanding stock options or warrants.

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

On December 2, 2015, the Company by written consent of the Board of Directors approved the issuance to Mr. Nikolay Titov (the prior director) of 16,000,000 restricted shares of the Company’s common stock and 76,000,000 on February 13, 2017 in exchange for continued services as the sole member of the Board and the Company’s sole executive officer.

Adaiah Distribution Inc.

Notes to the Financial Statements

JANUARY 31, 2019

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

Note 11: Subsequent Events

The Company has evaluated events subsequent to JANUARY 31, 2019 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that other than the event disclosed below, no other subsequent events occurred that require recognition or disclosure in the financial statements.

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

The Company ceased its operations in the third quarter, three months ending July 31, 2018 and wrote off its net assets amounting to $6,943 which has been expensed accordingly.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of JANUARY 31, 2019.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended JANUARY 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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
Yosef Yafe
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

