Form 10-Q
period 2019-04-30
Adaiah Distribution Inc
filed 2019-08-06
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30 2019

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 102,141,189 shares as of August 6, 2019.

ITEM 1. FINANCIAL STATEMENTS

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	October 31 2018	April 30 2019
	( Audited )	( Unaudited )

ASSETS

Current Assets

Cash
	0	0
Fixed Assets

Furniture and Fixtures
Accumulated Depreciation
Sewing Shop
Accumulated Depreciation
	0
TOTAL ASSETS	0	0

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

Loan Payable - Related Party
Convertible Promissory Note

TOTAL LIABILITIES	0	0

STOCKHOLDERS' EQUITY

Common Stock ; Authorized 750,000,000 , par value $0.001
Issued and Outstanding as at October 31 2018 and as at April 30 2019 ,
102,141,189	102,141	102,141
Additional Paid in Capital	43,859	43,859
( Accumulated Deficit )	-146,000	-146,000

Total Stockholders equity	0	0

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	0	0

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

					From Inception
	Six Months Ended	Three MonthsEnded	Six MonthsEnded	Three MonthsEnded	( September 12 2013 ) thru
	April 30 2019	April 30 2019	April 30 2018	April 30 2018	April 30 2019 )
	( Unaudited )	( Unaudited )	( Unaudited )	( Unaudited )	( Unaudited )
REVENUES

Sales			20,555	10,206

Merchandise Sales					299,839
	0	0	20,555	10,206	299,839
Cost of Goods Sold

Pillow Purchases			15,347	7,945	218,859
Sales Commissions					3,180
	0	0	15,347	7,945	222,039

Cost of Goods Sold	0	0	15,347	7,945	222,039

Gross Profit	0	0	5,208	2,261	77,800

Operating Expenses

General and Administrative					216,867
Write off of net assets , discontinued Operations			4,634	2,171	6,943

Total Expenses	0	0	4,634	2,171	223,810

Income ( Loss ) before Income Tax	0	0	574	90	-146,010

Interest Income			1	1	10

Net Income ( Loss ) for the Period	0	0	575	91	-146,000

Net Gain ( Loss ) Per Share
( Basic and Diluted)	0.0000	0.0000	0.0000	0.0000	-0.0014

Weighted Number of Average Shares outstanding	102,141,189	102,141,189	102,141,189	102,141,189	102,141,189

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			From Inception
	Six Months Ended	Six Months Ended	(September 12 2013 ) thru
	April 30 2019	April 30 2018	April 30 2019 )
	( Unaudited )	( Unaudited )	( Unaudited )

Net Income ( Loss )		575	-146,000

Adjustments to reconcile Net Income ( Loss ) to net cash provided by ( used) in Operations

Operating Activities

Changes in assets and liabilities			120,199

Net cash used in operating activities	0	575	-25,801

Financing Activities

Proceeds from the issuance of Common Stock			44,000
Related Party			1,415
	0	0	45,415

Net cash provided for by financing activities	0	0	45,415

Investing Activities

Furniture and Fixtures			-8,000
Depreciation Expense		214	2,785
Sewing Shop			-16,940
Depreciation Expense		212	2,541
	0	426	-19,614

Net cash (used in ) provided by investing activities	0	426	-19,614

Net ( Decrease ) in Cash	0	1,001	0

Cash at the beginning of the period		33
Cash at the end of the period	0	1,034

Supplemental disclosure

Cash paid for income taxes	0	0	0
Cash paid for interest expense	0	0	0

The accompanying notes are an integral part of these financial statements

Adaiah Distribution Inc.

Notes to the Financial Statements

APRIL 30 2019

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of APRIL 30 2019

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Adaiah Distribution Inc.

Notes to the Financial Statements

APRIL 30 2019

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

The Company has no carrying value of fixed assets as of APRIL 30 2019

Adaiah Distribution Inc.
Notes to the Financial Statements

APRIL 30 2019

Note 4: Concentrations

Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

As of APRIL 30 2019 the Company has no debt.

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

APRIL 30 2019

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

On January 17 2017 the company amended its articles of incorporation to increase its authorized shares back to 750,000,000.

On February 13 2017 the Company issued 76,000,000 shares to its sole director for continuation of his services to the Company.

On February 13 2017 the Company issued 25,000,000 shares in exchange of conversion of $25,000 of debt to a third party.

On May 2 2017 the Company issued 1,000,000 shares to 3D PIONEER SYSTEMS LTD as an advance payment for an asset purchase agreement.

As of APRIL 30 2019 there were no outstanding stock options or warrants.

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

On December 2, 2015, the Company by written consent of the Board of Directors approved the issuance to Mr. Nikolay Titov (the prior director) of 16,000,000 restricted shares of the Company's common stock and 76,000,000 on February 13 2017 in exchange for continued services as the sole member of the Board and the Company's sole executive officer.

Adaiah Distribution Inc.
Notes to the Financial Statements

APRIL 30 2019

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

Note 11: Subsequent Events

The Company has evaluated events subsequent to APRIL 30 2019 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that other than the event disclosed below, no other subsequent events occurred that require recognition or disclosure in the financial statements.

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

On January 17 2017 the company amended its articles of incorporation to increase its authorized shares back to 750,000,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of APRIL 30 2019

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended APRIL 30 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

