Form 10-Q
period 2019-07-31
Adaiah Distribution Inc
filed 2019-09-12
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 207,141,180 shares as of SEPTEMBER 12, 2019

ITEM 1. FINANCIAL STATEMENTS

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	October 31 2018	July 31 2019
	(Audited)	(Unaudited)

ASSETS

Current Assets

Cash	0	0

Fixed Assets

Furniture and Fixtures
Accumulated Depreciation
Sewing Shop
Accumulated Depreciation
	0	0

TOTAL ASSETS	0	0

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

Accrued Expenses		82,425
Convertible Promissory Note		11,631

TOTAL LIABILITIES	0	94,056

STOCKHOLDERS' EQUITY

Common Stock ; Authorized 750,000,000 , par value $0.001
Issued and Outstanding as at October 31 2018 and as at July 31 2019, 102,141,189	102,141	102,141
Additional Paid in Capital	43,859	43,859
(Accumulated Deficit)	(146,000)	(240,056)

Total Stockholders equity (deficit)	0	(94,056)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	0	0

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Nine Months	Three Months	Nine Months	Three Months	From Inception (September 12
	Ended	Ended	Ended	Ended	2013)
	July 31 2019	July 31 2019	July 31 2018	July 31 2018	thru July 31 2019)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES

Sales			20,555

Merchandise Sales					299,839
	0	0	20,555	0	299,839
Cost of Goods Sold

Pillow Purchases			15,347		218,859
Sales Commissions					3,180
	0	0	15,347	0	222,039

Cost of Goods Sold	0	0	15,347	0	222,039

Gross Profit	0	0	5,208	0	77,800

Operating Expenses

General and Administrative	94,056	94,056	4,634		310,923
Write off of net assets, discontinued Operations			6,943	6,943	6,943

Total Expenses	94,056	94,056	11,577	6,943	317,866

Income (Loss) before Income Tax	(94,056)	(94,056)	(6,369)	(6,943)	(240,066)

Interest Income			1		10

Net Income (Loss) for the Period	(94,056)	(94,056)	(6,368)	(6,943)	(240,056)

Net Gain (Loss) Per Share
(Basic and Diluted)	(0.0009)	(0.0009)	(0.0001)	(0.0001)	(0.0024)

Weighted Number of Average Shares outstanding	102,141,189	102,141,189	102,141,189	102,141,189	102,141,189

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Nine Months Ended July 31 2019	Nine Months Ended July 31 2018	From Inception (September 12 2013) thru July 31 2019)
	(Unaudited)	(Unaudited)	(Unaudited)

Net Income (Loss)	(94,056)	(6,368)	(240,056)

Adjustments to reconcile Net Income (Loss) to net cash provided by (used) in Operations

Operating Activities

Changes in assets and liabilities	82,425	5,809	120,199

Net cash used in operating activities	(11,631)	(559)	(37,432)

Financing Activities

Proceeds from the issuance of Common Stock			44,000
Related Party and Note payable	11,631		13,046
	11,631	0	57,046

Net cash provided for by financing activities	11,631	0	57,046

Investing Activities

Furniture and Fixtures			(8,000)
Depreciation Expense		214	2,785
Sewing Shop			(16,940)
Depreciation Expense		312	2,541
	0	526	(19,614)

Net cash (used in) provided by investing activities	0	526	(19,614)

Net (Decrease) in Cash	0	(33)	0

Cash at the beginning of the period	0	33
Cash at the end of the period	0	0

Supplemental disclosure

Cash paid for income taxes	0	0	0
Cash paid for interest expense	0	0	0

The accompanying notes are an integral part of these financial statements

Adaiah Distribution Inc.

Notes to the Financial Statements

JULY 31 2019

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of JULY 31 2019

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Adaiah Distribution Inc.

Notes to the Financial Statements

JULY 31 2019

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

The Company has no carrying value of fixed assets as of JULY 31 2019.

Adaiah Distribution Inc.

Notes to the Financial Statements

JULY 31 2019

Note 4: Concentrations

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Debt

On August 10 2019 the Company signed a convertible note for the funds advanced by the CEO as of July 31 2019 in the amount of $11,631. The note can be converted any time by the CEO at a conversion price of $0.001, per common share, the stated par value. None of the balance was converted as at July 31 2019.

On September 5 2019 the CEO converted $5,000 of the convertible note into 5,000,000 common shares of the Company pursuant to the convertible note agreement.

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

In January 2017 the Company filed with the State of Nevada and increased the authorized shares to 750,000,000 .

On February 13 2017 the Company issued 76,000,000 shares to its sole director for continuation of his services to the Company.

On February 13 2017 the Company issued 25,000,000 shares in exchange of conversion of $25,000 of debt to a third party.

On May 2 2017 the Company issued 1,000,000 shares to 3D PIONEER SYSTEMS LTD as an advance payment for an asset purchase agreement.

As of JULY 31 2019 there were no outstanding stock options or warrants.

On September 5 2019 the Company issued 100,000,000 common shares of the Company to the CEO pursuant to the equity compensation agreement signed August 10 2019 for the fiscal year ending October 31 2019.

On September 5 the Company issued 5,000,000 common shares upon conversion of $5,000 of the convertible note signed on August 10 2019.

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

On August 10 2019 the Company signed a convertible note for the funds advanced by the CEO as of July 31 2019 in the amount of $11,631. The note can be converted any time by the CEO at a conversion price of $0.001, per common share, the stated par value. None of the balance was converted as at July 31 2019.

On August 10 2019 a resolution was signed by the Company for the onetime payment of $50,000 to the CEO as oncoming to the Board and as acting as chief accounting officer and secretary and an additional salary compensation of $10,000 per month from June 1 2019 thru the end of the fiscal year October 31 2019. As of July 31 2019, $70,000 has been accrued as compensation. The compensation is being paid in the form of common stock of the Company at a value of $0.001 per share the stated par value.

On September 5 2019 the Company issued 100,000,000 common shares of the Company to the CEO pursuant to the equity compensation agreement signed August 10 2019 for the fiscal year ending October 31 2019.

On September 5 the Company issued 5,000,000 common shares upon conversion of $5,000 of the convertible note signed on August 10 2019.

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

Note 11: Subsequent Events

The Company has evaluated events subsequent to JULY 31 2019 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that other than the event disclosed above, no other subsequent events occurred that require recognition or disclosure in the financial statements.

On August 10 2019 the Company signed a convertible note for the funds advanced by the CEO as of July 31 2019 in the amount of $11,631 (and for future funds to be advanced). The note can be converted any time by the CEO at a conversion price of $0.001, per common share, the stated par value. None of the balance was converted as at July 31 2019.

On August 10 2019 a resolution was signed by the Company for the onetime payment of $50,000 to the CEO as oncoming to the Board and as acting as chief accounting officer and secretary and an additional salary compensation of $10,000 per month from June 1 2019 thru the end of the fiscal year October 31 2019. As of July 31 2019, $70,000 has been accrued as compensation. The compensation is being paid in the form of common stock of the Company at a value of $0.001 per share the stated par value.

On September 5 2019 the Company issued 100,000,000 common shares of the Company to the CEO pursuant to the equity compensation agreement signed August 10 2019 for the fiscal year ending October 31 2019.

On September 5 the Company issued 5,000,000 common shares upon conversion of $5,000 of the convertible note signed on August 10 2019.

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

In January 2017 the Company filed with the State of Nevada and increased the authorized shares to 750,000,000 .

On February 13 2017 the Company issued 76,000,000 shares to its sole director for continuation of his services to the Company.

On February 13 2017 the Company issued 25,000,000 shares in exchange of conversion of $25,000 of debt to a third party.

On May 2 2017 the Company issued 1,000,000 shares to 3D PIONEER SYSTEMS LTD as an advance payment for an asset purchase agreement.

On September 5 2019 the Company issued 100,000,000 common shares of the Company to the CEO pursuant to the equity compensation agreement signed August 10 2019 for the fiscal year ending October 31 2019.

On September 5 the Company issued 5,000,000 common shares upon conversion of $5,000 of the convertible note signed on August 10 2019.

The Company ceased its operations in the third quarter, three months ending July 31 2018 and wrote off its net assets amounting to $6,943 which has been expensed accordingly.

The Company currently has no operations. It is however seeking to identify, locate and if warranted acquire new commercial opportunities.

During the three months ended July 31 2019 and for the nine months ended July 31 2019 the Company incurred expenses in the amount of $94,056 of which $70,000 relate to accrued compensation to the CEO and $24,056 for legal and other professional fees incurred for the preparation and filing of the reports required to be filed with the SEC to bring the Company current in its filings.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of JULY 31 2019

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended JULY 31 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Adaiah Distribution Inc.
Registrant

Date: SEPTEMBER 12, 2019	By:	/s/ Yosef Yafe
Yosef Yafe
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

