Form 10-K
period 2019-10-31
Adaiah Distribution Inc
filed 2020-01-09
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019

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

As of January 8, 2020, the registrant had 207,141,189 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of January 8, 2020.

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

Holders of our Common Stock

As of October 31, 2019, there were approximately 34 registered stockholders, holding 207,141,189 shares of our issued and outstanding common stock.

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

On September 5 2019 the Company issued 100,000,000 common shares of the company to the CEO pursuant to the equity compensation agreement signed August 10 2019.

On September 5 the Company issued 5,000,000 common shares upon conversion of $5,000 of the convertible note signed on August 10 2019.

As of October 31, 2019 there were 207,141,189 shares of common stock outstanding.

As of October 31, 2019 there were no outstanding stock options or warrants.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2019.

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

During the third fiscal quarter ending July 31, 2018 the Company had ceased its operations of its Pillow manufacturing and sales and is not currently engaged in any business operations. We are however in the process of attempting to identify locate, and if warranted, acquire new commercial opportunities.

RESULTS OF AND PLAN OF OPERATION

Our revenue for the years ended October 31, 2019 and 2018 was 0 and $20,544, respectively. Our cost of goods sold for the years ended October 31, 2019 and 2018 was $0 and $15,347 resulting in a gross profit of $0 and $5,207, respectively. Our operating expenses for the years ended October 31, 2019 and 2018 were $126,097 and $15,347 respectively.

In the third quarter of the current fiscal year ending October 31, 2018 the Company ceased it’s operations and wrote off its net assets as an expense with no further economic value in the amount of $6,943 and hence the net (loss) for the years ended October 31, 2019 and 2018 was $(126,097) and $(6,368) respectively.

LIQUIDITY AND CAPITAL RESOURCES

At October 31 2019 the Company had zero in cash but had the following liabilities, of a convertible note to the CEO in the amount of $9,956 and $11,141 of accrued operating expenses. Our new director has agreed, verbally, to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

The company anticipates over the next 12 months the cost of being a reporting public company will be approximately $12,000.

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

Cash Flows

For the fiscal years ending October 31, 2019 and October 31, 2018 the Company used cash in operating activities of $14,956 and $33 respectively and received cash from financing activities of $14,956 and $0 respectively. There we no investing activities in either fiscal year.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2019.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ADAIAH DISTRIBUTION, INC.

INDEX TO FINANCIAL STATEMENTS

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Shareholders:

Adaiah Distribution Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Adaiah Distribution Inc. as of October 31, 2019 and the related statements of operations, changes in stockholders’ (deficit) and cash flows for the period then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Adaiah Distribution Inc. as of October 31, 2018, were audited by other auditors whose report dated July 23, 2019, expressed an unqualified opinion on those statements.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2019.

Seattle, Washington

January 3, 2020

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

Chicago, Illinois

July 23, 2019

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	October 31, 2019	October 31, 2018
	(Audited)	(Audited)

ASSETS

Current Assets

Cash
	0	0

Fixed Assets

Furniture and Fixtures
Accumulated Depreciation
Sewing Shop
Accumulated Depreciation
	0

TOTAL ASSETS	0	0

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

Accrued expenses	11,141
Convertible Promissory Note (Related Party)	9,956

TOTAL LIABILITIES	21,097	0

STOCKHOLDERS' EQUITY (DEFECIENCY)

Common Stock; Authorized 750,000,000, par value $0.001 Issued and Outstanding as at October 31, 2019 and as at October 31, 2018, 207,141,189 and 102,141,189 respectively	207,141	102,141
Additional Paid in Capital	43,859	43,859
(Accumulated Deficit)	-272,097	-146,000

Total Stockholders ' equity (deficiency)	-21,097	0

TOTAL LIABILITIES AND STOCKHOLDERS ' EQUITY (DEFICIENCY)	0	0

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	October 31, 2019	October 31, 2018
	Audited	Audited
REVENUES

Sales

Merchandise Sales		20,554
	0	20,554
Cost of Goods Sold

Pillow Purchases		15,347
Sales Commissions
	0	15,347

Cost of Goods Sold	0	15,347

Gross Profit	0	5,207

Operating Expenses

General and Administrative	126,097	4,634
Write off of net assets		6,943

Total Expenses	126,097	11,577

Income (Loss) before Income Tax	-126,097	-6,370

Interest Income		2

Net Income (Loss) for the Period	-126,097	-6,368

Net Gain (Loss) Per Share
(Basic and Diluted)	-0.0010	-0.0001

Weighted Number of Average Shares outstanding	123,578,489	102,141,189

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Common	Additional paid	Accumulated
Audited	Shares	Stock	In Capital	Deficit	Total

Balance October 31, 2017	102,141,189	102,141	43,859	-139,633	6,367

Net Loss for the year ended October 31, 2018				-6,367	-6,367

Balance October 31, 2018	102,141,189	102,141	43,859	-146,000	0

Shares issuance equity compensation to CEO	100,000,000	100,000			100,000

Share issuance conversion of convertible note	5,000,000	5,000			5,000

Net Loss for the year ended October 31, 2019				-126,097	-126,097

Balance October 31, 2019	207,141,189	207,141	43,859	-272,097	-21,097

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	October 31, 2019	October 31, 2018
	(Audited)	(Audited)

Net (Loss)	-126,097	-6,368

Adjustments to reconcile Net Loss to net cash used in Operations

Operating Activities

Increase (Decrease) in accrued expenses	11,141	-1,134
Depreciation expense		526
Write off of fixed assets , net		6,943
Issuance of shares as equity compensation (related party)	100,000

Net cash used in operating activities	-14,956	-33

Financing Activities

Loans received from a related party	14,956
		0

Net cash provided for by financing activities	14,956	0

Investing Activities

Net cash (used in) provided by investing activities

Net (Decrease) in Cash	0	-33

Cash at the beginning of the period		33
Cash at the end of the period	0	0

Supplemental disclosure

Cash paid for income taxes	0	0
Cash paid for interest expense	0	0

Non Cash Transactions

Issuance of shares as equity compensation (related party)	100,000
Conversion of loans into equity (related party)	5,000

The accompanying notes are an integral part of these financial statements

Adaiah Distribution Inc.

Notes to the Financial Statements

October 31, 2019

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

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Financial Statements and related disclosures as of October 31, 2019 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Adaiah Distribution,” “we,” “us,” “our” or the “company” are to Adaiah Distribution, Inc.

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

Note 3: Significant Accounting Policies and Recent Accounting Pronouncements

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2019.

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

Revenue Recognition

The company follows the guidelines of ASC 605-15 for revenue recognition. Revenue is recognized when the product has been prepaid by the customer, shipped from either Adaiah Distribution or one of our vendors and the product has been delivered and signed for by the customer as evidenced by the shipping company. Customers are allowed to return the products within 30 days for a refund, if the packages are unopened. Revenues were recognized in the fiscal year ending October 31 2018 and no revenues were recorded in the fiscal year ending October 31, 2019.

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

Note 4: Property and Equipment

The net carrying value of the property and equipment was written off in the third quarter of the current fiscal year ending October 31, 2018 subsequent to its abandonment by the prior management, as it has not future economic value.

Note 5: Concentrations

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

The Company did not record any sales for the fiscal year ending October 31, 2019.

Note 6: Legal Matters

The Company has no known legal issues pending.

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

On September 5, 2019 the Company issued 100,000,000 common shares of the company to the CEO pursuant to the equity compensation agreement signed August 10 2019.

On September 5 the Company issued 5,000,000 common shares upon conversion of $5,000 of the convertible note signed on August 10 2019.

As of October 31, 2019 there were 207,141,189 shares of common stock outstanding.

As of October 31, 2019 there were no outstanding stock options or warrants.

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

Debt

On August 10, 2019 the Company signed a convertible note for funds being advanced to the Company by the CEO as at that date and for a twelve month period following that date which can be converted by the CEO at any time into restricted common shares of the Company at a conversion rate of $0.001 per share. The note bears interest of 4% per annum. The CEO advanced as at October 31, 2019, $14,956 of which $5,000 was converted into 5,000,000 restricted common shares of the Company on September 5, 2019. The balance of the note as at October 31 2019 was $9,956. That fair value of the note as at that date approximates the outstanding carrying amount of $9,956.

Equity Compensation

In early June 2019 the Company entered into a compensation agreement with the CEO whereby the CEO would receive a onetime compensation of $50,000 for being elected as the CEO and sole director of the Company and $10,000 per month thru October 31, 2019 for his continued services thru then. According to the agreement the compensation is to be paid in the form of restricted common stock of the Company at a value of its par which is $0.001 per share. The Company signed a resolution in the third fiscal quarter of the fiscal year ending October 31, 2019 issuing 100,000,000 shares of restricted common stock of the Company to the CEO valued at $100,000 which compromises the $50,000 onetime compensation and five months of compensation of an aggregate of $50,000, pursuant to the compensation agreement.

Note 10: Management

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

A Special Meeting of the Board of Directors (by written consent) on May 31, 2019 was held electing Yosef as all officers, and changing the Registered Agent to Holly, Driggs, Walch law firm.

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

On October 4, 2019, Adaiah Distribution Inc (the “Company”) dismissed Jeffrey Gross Ltd CPA as the Company’s independent registered public accounting firm.

The annual report on the Company’s financial statements for the fiscal year ending October 31, 2018, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal year ending October 31, 2018 and through October 4, 2019, (i) there were no disagreements with Jeffrey Gross Ltd CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the auditors satisfaction, would have caused Jeffrey Gross Ltd CPA to make reference to the subject matter of such disagreements in its reports on our financial statements for such years, and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided Jeffrey Gross Ltd CPA with a copy of the foregoing disclosures and requested that he furnish a letter to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter is filed as Exhibit 16.1 to this Current Report on Form 8-K.

On October 4, 2019, we engaged MICHAEL GILLESPIE & ASSOCIATES, PLLC as our new independent registered public accounting firm to audit the Company’s financial statements as of October 31, 2019 and for the year then ended.

During each of the Company’s two most recent fiscal years and through the date of this report, (a) the Company has not engaged MICHAEL GILLESPIE & ASSOCIATES, PLLC as the new principal accountant to audit the Company’s financial statements report; and (b) the Company or someone on its behalf did not consult with them with respect to (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any other matter that was either the subject of a disagreement or a reportable event as set forth in Items 304(a)(1)(iv) and (v) of Regulation S-

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of October 31, 2019, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of October 31, 2019.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and title of our executive officer and director is as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Nikolay Titov Poruka iela 3 Madona LV-4801 Latvia	57	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer) (Prior director)
Yosef Yafe, 4 Bet Israel, Jerusalem, Israel.	32	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer) (Current director)

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

ITEM 11. EXECUTIVE COMPENSATION.

The following tables set forth certain information about compensation paid, earned or accrued for services by our prior President, Treasurer and Secretary (collectively, the “Named Executive Officer”) from inception on September 12, 2013 until October 31, 2018:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Nikolay Titov, President, Secretary and Treasurer	From September 12, 2013 to October 31, 2018	-0-	-0-	76000	-0-	-0-	-0-	-0-	-0-

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company.

Director Compensation

The following table sets forth director compensation for the fiscal year ending October 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Yosef Yafe	-0-	100000	-0-	-0-	-0-	-0-	-100000

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Nikolay Titov Poruka iela 3 Madona LV-4801 Latvia	76,116,000 shares of common stock (direct)	37%

Common Stock	Yosef Yafe 4 BET ISRAEL JERUSALEM ISRAEL	105,000,000 shares of common stock (direct)	51%

_________

(1)	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of October 31, 2019, there were 207,141,189 shares of our common stock issued and outstanding.

Future Sales by Existing Stockholders

A total of 181,116,000 shares have been issued to the existing stockholders, all of which are held by an officer/director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

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

 On September 5, 2019 the Company issued 100,000,000 common shares of the company to the CEO pursuant to the equity compensation agreement signed August 10 2019.

On September 5 the Company issued 5,000,000 common shares upon conversion of $5,000 of the convertible note signed on August 10 2019

Our officer and director may be considered a promoter of the Company due to his participation in and management of the business since our incorporation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended October 31, 2019, the total fees billed for audit-related services was $3,750, for tax services was $500 and for all other services was $0.

During the year ended October 31, 2019, the total fees billed for audit-related services was $3,750, for tax services was $500 and for all other services was $0.

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

ADAIAH DISTRIBUTION INC.

Date: January 8, 2020	By:	/s/ Yosef Yafe
Yosef Yafe
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

