Form 10-Q
period 2020-01-31
Adaiah Distribution Inc
filed 2020-03-10
CIK 1593204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED
JANUARY 31 2020

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
☒
NO
☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 207,141,180 shares as of JANUARY 31 2020

ITEM 1. FINANCIAL STATEMENTS

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	January 31, 2020	October 31, 2019
	( Unaudited )	( Audited )

ASSETS

Current Assets

Cash
	0	0

TOTAL ASSETS	0	0

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

Accrued expenses	11,179	11,141
Convertible Promissory Note (Related Party)	15,351	9,956

TOTAL LIABILITIES	26,530	21,097

STOCKHOLDERS' EQUITY (DEFECIENC )

Common Stock; Authorized 750,000,000 , par value $0.001 Issued and Outstanding as at October 31 2019 and as at January 31 2020, 207,141,118	207,141	207,141
Additional Paid in Capital	43,859	43,859
(Accumulated Deficit)	(277,530)	(272,097)

Total Stockholders ' equity (deficiency)	(26,530)	(21,097)

TOTAL LIABILITIES AND STOCKHOLDERS ' EQUITY (DEFICIENCY)	0	0

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Three Months Ended January 31, 2020	Three Months Ended January 31, 2019
	(Unaudited)	(Unaudited)

Operating Expenses

General and Administrative	5,318

Total Expenses	5,318

Interest Expense (related party)	115

Net (Loss) for the Period	5,433

Net (Loss) Per Share
(Basic and Diluted)	0.0000	0.0000

Weighted Number of Average Shares outstanding	207,141,189	102,141,189

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Three months ended January 31, 2020	Three months ended January 31, 2019
	(Unaudited)	(Unaudited)

Net (Loss)	(5,433)

Adjustments to reconcile Net Loss to net cash used in Operations

Operating Activities

Increase (Decrease) in accrued expenses	153

Net cash used in operating activities	(5,280)

Financing Activities

Loans received from a related party	5,280	0

Net cash provided for by financing activities	5,280	0

Investing Activities

Net cash (used in) provided by investing activities

Net (Decrease) in Cash	0

Cash at the beginning of the period
Cash at the end of the period	0	0

Supplemental disclosure

Cash paid for income taxes	0	0
Cash paid for interest expense	0	0

Non Cash Transactions

None

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN SHAREHOLDER‘S EQUITY (DEFICIENCY)

Period ending January 31 2019

			Additional paid	Accumulated
	Shares	Common Stock	In Capital	Deficit	Total

Balance October 31, 2018 (Audited)	102,141,118	43,859	102,141	(146,000)	0

Net income (loss) for the period ending January 31, 2019

Balance January 31, 2019 (Unaudited)	102,141,118	43,859	102,141	(146,000)	0

Period ending January 31 2020

			Additional paid	Accumulated
	Shares	Common Stock	In Capital	Deficit	Total

Balance October 31, 2019 (Audited)	207,141,118	43,859	207,141	(272,097)	(21,097)

Net income (loss) for the period ending January 31, 2020				(5,433)	(5,433)

Balance January 31, 2020 (Unaudited)	207,141,118	43,859	207,141	(277,530)	(26,530)

The accompanying notes are an integral part of these financial statements

Adaiah Distribution Inc.
Notes to the Financial Statements
January 31, 2020

Note 1: Organization and Basis of Presentation

Adaiah Distribution, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on September 12, 2013.

The Company is not currently engaged in any business operations. It is however seeking to identify, locate and if warranted acquire new commercial opportunities.

The accompanying unaudited interim financial statements of Adaiah Distribution, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement on Form S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended October 31, 2019 as reported on Form 10-K have been omitted.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2020.

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
January 31, 2020
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

No revenues were recorded for the fiscal periods ending January 31, 2019 and January 31, 2020.

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

Note 4: Property and Equipment

The Company has no carrying value of fixed assets as of January 31, 2019 or January 31, 2020 and no depreciation was recorded for these respective periods.

Adaiah Distribution Inc.
Notes to the Financial Statements
January 31, 2020

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
January 31, 2020

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

In January 2017 the Company filed with the State of Nevada and increased the authorized shares to 750,000,000.

On February 13, 2017 the Company issued 76,000,000 shares to its sole director for continuation of his services to the Company.

On February 13, 2017 the Company issued 25,000,000 shares in exchange of conversion of $25,000 of debt to a third party.

On May 2, 2017 the Company issued 1,000,000 shares to 3D PIONEER SYSTEMS LTD as an advance payment for an asset purchase agreement.

On September 5, 2019 the Company issued 100,000,000 common shares of the Company to the CEO pursuant to the equity compensation agreement signed August 10 2019 for the fiscal year ending October 31, 2019.

On September 5 the Company issued 5,000,000 common shares upon conversion of $5,000 of the convertible note signed on August 10, 2019.

As of January 31, 2020 there were no outstanding stock options or warrants.

As of January 31, 2020 there were 207,141,118 shares of common stock outstanding.

Note 7: Income Taxes

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

Adaiah Distribution Inc.
Notes to the Financial Statements
January 31, 2020

Note 8: Related Party Transactions

On August 10, 2019 the Company signed a convertible note for funds being advanced to the Company by the CEO as at that date and for a twelve month period following that date which can be converted by the CEO at any time into restricted common shares of the Company at a conversion rate of $0.001 per share. The note bears interest of 4% per annum. The CEO advanced as at January 31 2020, $ 20,416 of which $5,000 was converted into 5,000,000 restricted common shares of the Company on September 5, 2019. The balance of the note as at January 31, 2020 was $15,351 which also includes accrued interest expense of $115. That fair value of the note as at that date approximates the outstanding carrying amount of $15,351.

Note 9 . Subsequent events

The Company has evaluated events subsequent to the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through March 9, 2020. Based upon this evaluation, it was determined that other than the event disclosed above, no other subsequent events occurred that require recognition or disclosure in the financial statements.

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

During the three months ended January 31, 2019 and for the three months ended January 31, 2020 the Company incurred expenses in the amount of $0 and $5433 for legal and other professional fees incurred for the preparation and filing of the reports required to be filed with the SEC and including $115 for accrued interest on the note payable to the CEO.

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

Cash Flows

For the fiscal periods ending January 31, 2020 and January 31, 2019 the Company used cash in operating activities of $5,280 and $0, respectively and received cash from financing activities of $5,280 and $0 respectively.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2020

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Adaiah Distribution Inc.
Registrant

Date: March 10, 2020	By:	/s/ Yosef Yafe
Yosef Yafe
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

