Form 10-Q
period 2020-04-30
Adaiah Distribution Inc
filed 2020-05-27
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 207,141,180 shares as of May 27, 2020

ITEM 1. FINANCIAL STATEMENTS

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	April 30, 2020	October 31, 2019
	(Unaudited)	(Audited)

ASSETS

Current Assets

Cash
Prepaid Expenses	750
	750	0

TOTAL ASSETS	750	0

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

Accrued expenses	12,783	11,141
Convertible Promissory Note (Related Party)	20,955	9,956

TOTAL LIABILITIES	33,738	21,097

STOCKHOLDERS' EQUITY (DEFECIENCY)

Common Stock; Authorized 750,000,000, par value $0.001
Issued and Outstanding as at April 30, 2020 and as at October 31, 2019
207,141,189 and 207,141,189 respectively	207,141	207,141
Additional Paid in Capital	43,859	43,859
(Accumulated Deficit)	-283,988	-272,097

Total Stockholders' equity (deficiency)	-32,988	-21,097

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	750	0

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Six Months	Three Months	Six Months	Three Months
	Ended	Ended	Ended	Ended
	April 30, 2020	April 30, 2020	April 30, 2019	April 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating Expenses

General and Administrative	11,622	6,304

Total Expenses	11,622	6,304

Interest Expense (related party)	269	154

Net (Loss) for the Period	11,891	6,458

Net (Loss) Per Share	0	0	0	0
(Basic and Diluted)	0.0000	0.0000	0.0000	0.0000

Weighted Number of Average Shares outstanding	207,141,189	207,141,189	102,141,189	102,141,189

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Six months ended	Six months ended
	April 30, 2020	April 30, 2019
	(Unaudited)	(Unaudited)

Net (Loss)	-11,891

Adjustments to reconcile Net Loss to net cash used in Operations

Operating Activities

(Increase) Decrease in Prepaid expenses	-750
Increase (Decrease) in accrued expenses	1,642
Increase (Decrease) in accrued interest expense on convertible note (related party)	269

Net cash used in operating activities	-10,730

Financing Activities

Loans received from a related party	10,730	0

Net cash provided for by financing activities	10,730	0

Investing Activities

Net cash (used in) provided by investing activities

Net (Decrease) in Cash	0

Cash at the beginning of the period
Cash at the end of the period	0	0

Supplemental disclosure

Cash paid for income taxes	0	0
Cash paid for interest expense	0	0

Non Cash Transactions

None

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN SHAREHOLDER‘S EQUITY (DEFICIENCY)

Three months ending April 30 2019	Shares	Common Stock	Additional paid In Capital	Accumulated Deficit	Total

Balance January 31 2019 ( Unaudited )	102,141,189	43,859	102,141	-146,000	0

Net income ( loss ) for the three months ending April 30 2019

Balance April 30 2019 ( Unaudited )	102,141,189	43,859	102,141	-146,000	0

Six months ending April 30 2019	Shares	Common Stock	Additional paid In Capital	Accumulated Deficit	Total

Balance October 31 2018 ( Audited )	102,141,189	43,859	102,141	-146,000	0

Net income ( loss ) for the six months ending April 30 2019

Balance April 30 2019 ( Unaudited )	102,141,189	43,859	102,141	-146,000	0

Three months ending April 30 2020	Shares	Common Stock	Additional paid In Capital	Accumulated Deficit	Total

Balance January 31 2020 ( Unaudited )	207,141,189	43,859	207,141	-277,530	-26,530

Net income ( loss ) for the three months ending April 30 2020				-6,458	-6,458

Balance April 30 2020 ( Unaudited )	207,141,189	43,859	207,141	-283,988	-32,988

Six months ending April 30 2020	Shares	Common Stock	Additional paid In Capital	Accumulated Deficit	Total

Balance October 31 2019 ( Audited )	207,141,189	43,859	207,141	-272,097	-21,097

Net income ( loss ) for the six months ending April 30 2020				-11,891	-11,891

Balance April 30 2020 ( Unaudited )	207,141,189	43,859	207,141	-283,988	-32,988

The accompanying notes are an integral part of these financial statements

Adaiah Distribution Inc.

Notes to the Financial Statements

April 30, 2020

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2020.

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

April 30, 2020

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

No revenues were recorded for the fiscal periods ending April 30, 2019 and April 30, 2020.

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

Note 4: Property and Equipment

The Company has no carrying value of fixed assets as of April 30, 2019 or April 30, 2020 and no depreciation was recorded for these respective periods.

Adaiah Distribution Inc.

Notes to the Financial Statements

April 30, 2020

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

April 30, 2020

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

As of April 30, 2020 there were no outstanding stock options or warrants.

As of April 30, 2020 there were 207,141,189 shares of common stock outstanding.

On April 28 the majority shareholders of the Company voted to effect a reverse split of 1-400 on its common stock. The authorized amount of 750,000,000 is to be unchanged and hence the par value of the Company of $0.001 is also to remain unchanged. The estimated time of the effectiveness of the reverse split is mid-June 2020.

The reverse split when effective will be based upon all shareholders of record as of May 4, 2020. Approximately 517,853 shares will be outstanding after the split depending upon additional shares being issues or cancelled due to rounding purposes. The Company is in the process with filing with FINRA the documentation required to initiate the reverse split.

Adaiah Distribution Inc.

Notes to the Financial Statements

April 30, 2020

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

Note 8: Related Party Transactions

On August 10, 2019 the Company signed a convertible note for funds being advanced to the Company by the CEO as at that date and for a twelve month period following that date which can be converted by the CEO at any time into restricted common shares of the Company at a conversion rate of $0.001 per share. The note bears interest of 4% per annum. The CEO advanced as at April 30 2020, $25,417 of which $5,000 was converted into 5,000,000 restricted common shares of the Company on September 5, 2019. The balance of the note as at April 30, 2020 was $20,955 which also includes accrued interest expense of $269. That fair value of the note as at that date approximates the outstanding carrying amount of $20,955.

Note 9. Subsequent events

The Company has evaluated events subsequent to the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through May 27, 2020. Based upon this evaluation, it was determined that other than the event disclosed above, no other subsequent events occurred that require recognition or disclosure in the financial statements.

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

During the six months ended April 30, 2019 and for the six months ended April 30, 2020 the Company incurred expenses in the amount of $0 and $11,891 for legal and other professional fees incurred for the preparation and filing of the reports required to be filed with the SEC and including $269 for accrued interest on the note payable to the CEO.

The Company did not incur any expenses for the three months ending April 30, 2019. For the three months ending April 30, 2020 the Company incurred expenses in the amount of $6,548 which relate to legal, and professional fees incurred with the filing of its reports with the SEC and also including $154 of interest expense accrued on the note payable to the CEO.

Balance Sheet

The main changes from the balance sheet from October 31, 2019 to April 30, 2020 were an increase in accrued expenses of $1642 and an increase in the convertible note of $10,999 of which $269 relates to accrued interest on the note payable. Prepaid expenses were also recorded of $750 . There was no change to the common stock since October 31, 2019 to April 30, 2020.

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

Cash Flows

For the fiscal periods ending April 30, 2020 and April 30, 2019 the Company used cash in operating activities of $10,730 and $0, respectively and received cash from financing activities of $10,730 and $0 respectively.

Voting Matters

On April 28 the majority shareholders of the Company voted to effect a reverse split of 1-400 on its common stock. The authorized amount of 750,000,000 is to be unchanged and hence the par value of the Company of $0.001 is also to remain unchanged. The estimated time of the effectiveness of the reverse split is mid-June 2020.

The reverse split when effective will be based upon all shareholders of record as of May 4 2020. Approximately 517,853 shares will be outstanding after the split depending upon additional shares being issues or cancelled due to rounding purposes. The Company is in the process with filing with FINRA the documentation required to initiate the reverse split.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2020

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 000-55369, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation
3.2	Bylaws
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adaiah Distribution Inc.
Registrant

Date: May 27, 2020	By:	/s/ Yosef Yafe
Yosef Yafe
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

