Form 10-Q
period 2020-07-31
Adaiah Distribution Inc
filed 2020-08-10
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 31,518,466 shares as of August 10, 2020.

ITEM 1. FINANCIAL STATEMENTS

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	July 31, 2020	October 31, 2019
	(Unaudited)	(Audited)

ASSETS

Current Assets

Cash

	0	0

TOTAL ASSETS	0	0

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES

Accrued expenses	8,065	11,141
Convertible Promissory Note (Related Party)	4,700	9,956

TOTAL LIABILITIES	12,765	21,097

STOCKHOLDERS' EQUITY (DEFECIENCY)

Common Stock; Authorized 750,000,000, par value $0.001 Issued and Outstanding as at July 31, 2020 and as at October 31, 2019 31,518,466 and 517,853 respectively	31,518	518
Additional Paid in Capital	250,482	250,482
(Accumulated Deficit)	-294,765	-272,097

Total Stockholders ' equity (deficiency)	-12,765	-21,097

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	0	0

All share amounts reflect the reverse split 1-400 on June 5, 2020 retroactively

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Nine Months	Three Months	Nine Months	Three Months
	Ended	Ended	Ended	Ended
	July 31, 2020	July 31, 2020	July 31, 2019	July 31, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating Expenses

General and Administrative	22,189	10,508	94,056	94,056

Total Expenses	22,189	10,508	94,056	94,056

Interest Expense (related party)	479	269	-	-

Net (Loss) for the Period	22,668	10,777	94,056	94,056

Net (Loss) Per Share	0	0	0	0
(Basic and Diluted)	0.0000	0.0000	0.0000	0.0000

Weighted Number of Average Shares outstanding	3,273,409	517,853	255,353	255,353

All share amounts reflect the reverse split 1-400 on June 5, 2020 retroactively

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Nine months ended July 31, 2020	Nine months ended July 31, 2019
	(Unaudited)	(Unaudited)

Net (Loss)	-22,668	-94,056

Adjustments to reconcile Net Lossto net cashused in Operations

Operating Activities

Increase (Decrease) in accrued expenses	-3,076	82,425
Increase (Decrease) in accrued interest expense on convertible note (related party)	479

Net cash used in operating activities	-25,265	-11,631

Financing Activities

Loans received from a related party	25,265	11,631

Net cash provided for by financing activities	25,265	11,631

Investing Activities

Net cash (used in) provided by investing activities

Net (Decrease) in Cash	0	0

Cash at the beginning of the period
Cash at the end of the period	0	0

Supplemental disclosure

Cash paid for income taxes	0	0
Cash paid for interest expense	0	0

Non Cash Transactions

Conversion of $31,000 of the convertible note in 31,000,000 common shares	31,000

The accompanying notes are an integral part of these financial statements

ADAIAH DISTRIBUTION INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN SHAREHOLDER‘S EQUITY (DEFICIENCY)

			Additional paid	Accumulated
Three months ending July 31, 2019	Shares	Common Stock	In Capital	Deficit	Total

Balance April 30, 2019 (Unaudited)	255,353	255	145,745	-146,000	0

Net income (loss) for the three months ending July 31, 2019				-94,056	-94,056

Balance July 31, 2019 (Unaudited)	255,353	255	145,745	-240,056	-94,056

			Additional paid	Accumulated
Nine months ending July 31, 2019	Shares	Common Stock	In Capital	Deficit	Total

Balance October 31, 2018 ( Audited )	255,333	255	145,745	-146,000	0

Net income (loss) for the nine months ending July 31, 2019				-94,056	-94,056

Balance July 31, 2019 (Unaudited)	255,333	255	145,745	-240,056	-94,056

			Additional paid	Accumulated
Three months ending July 31, 2020	Shares	Common Stock	In Capital	Deficit	Total

Balance April 30, 2020 (Unaudited)	517,853	518	250,482	-283,988	-32,988

Net income (loss) for the threemonths ending July 31, 2020				-10,777	-10,777

Issuance of shares upon conversion of loan to common stock (related party)	31,000,000	31,000			31,000

Issuance of shares to Cede and Co and Shareholders for rounding on the reverse split	613

Balance July 31, 2020 (Unaudited)	31,518,466	31,518	250,482	-294,765	-12,765

			Additional paid	Accumulated
Nine months ending July 31, 2020	Shares	Common Stock	In Capital	Deficit	Total

Balance October 31, 2019 (Audited)	517,853	518	250,482	-272,097	-21,097

Net income (loss) for the nine months ending July 31, 2020				-22,668	-22,668

Issuance of shares upon conversion of loan to common stock (related party)	31,000,000	31,000			31,000

Issuance of shares to Cede and Co and Shareholders for rounding on the reverse split	613

Balance July 31, 2020 (Unaudited)	31,518,466	31,518	250,482	-294,765	-12,765

All share amounts reflect the reverse split 1-400 on June 5, 2020 retroactively

The accompanying notes are an integral part of these financial statements

Adaiah Distribution Inc.

Notes to the Financial Statements

July 31, 2020

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

July 31, 2020

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31 , 2020.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Adaiah Distribution Inc.

Notes to the Financial Statements

July 31, 2020

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal. Stock splits are given retroactive recognition for earnings or loss per share.

Revenue Recognition

The company follows the guidelines of ASC 605-15 for revenue recognition.

No revenues were recorded for the fiscal periods ending July 31, 2019 and July 31, 2020.

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

Note 4: Property and Equipment

The Company has no carrying value of fixed assets as of July 31, 2019 or July 31, 2020 and no depreciation was recorded for these respective periods.

Adaiah Distribution Inc.

Notes to the Financial Statements

July 31, 2020

Note 5: Legal Matters

The Company has no known legal issues pending.

Note 6: Capital Stock

On October 28, 2013 the Company authorized 75,000,000 shares of commons stock with a par value of $0.001 per share.

On October 28, 2013 the Company issued 250 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000.00.

In January 2015 a total of 63 shares were issued to a total of 30 shareholders for $.04 per share for total proceeds of $40,000. The shares were registered pursuant to a Registration Statement on Form S-1 as filed with the Securities and Exchange Commission that was declared effective on November 3, 2014.

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

On December 4, 2015, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting that the aforementioned Forward Split be affected in the market. Such notification form is being reviewed by FINRA.

On December 2, 2015, the Company by written consent of the Board of Directors approved the issuance to Mr. Nikolay Titov of 40 restricted shares of the Company’s common stock in exchange for continued services as the sole member of the Board and the Company’s sole executive officer.

Adaiah Distribution Inc.

Notes to the Financial Statements

July 31, 2020

On September 19, 2016, the Company filed Articles of Amendment to its Articles of Incorporation with the Nevada Secretary of State whereby it amended its Articles of Incorporation by (i) decreasing the Company’s authorized number of shares of common stock from 750 million to 750,000, and (ii) decreasing the Company’s total issued and outstanding shares of common stock by conducting a reverse split of such shares at the rate of one (1) share for every one thousand (1,000) share currently issued and outstanding, resulting in 353 shares being issued and outstanding.

On November 8, 2016 the Company’s request for the Reverse Split was approved by FINRA and effected in the market. The Company’s ticker symbol was also changed to “ADAD”.

In January 2017 the Company filed with the State of Nevada and increased the authorized shares to 750,000,000.

On February 13, 2017 the Company issued 76,000,000 shares to its sole director for continuation of his services to the Company (190,000 post the reverse split of 1-400).

On February 13, 2017 the Company issued 25,000,000 shares in exchange of conversion of $25,000 of debt to a third party (62,500 post the reverse split of 1-400).

On May 2, 2017 the Company issued 1,000,000 shares to 3D PIONEER SYSTEMS LTD as an advance payment for an asset purchase agreement (2,500 post the reverse split of 1-400).

On September 5, 2019 the Company issued 100,000,000 common shares of the Company to the CEO pursuant to the equity compensation agreement signed August 10, 2019 for the fiscal year ending October 31, 2019 (250,000 post the 1-400 reverse split).

On September 5 the Company issued 5,000,000 common shares upon conversion of $5,000 of the convertible note signed on August 10, 2019 (12,500 post the 1-400 reverse split).

On April 28 the majority shareholders of the Company voted to effect a reverse split of 1-400 on its common stock. The authorized amount of 750,000,000 is to be unchanged and hence the par value of the Company of $0.001 is also to remain unchanged.

On June 5, 2020 Finra approved the reverse split and it became effective on that date too.

On June 5 2020 concurrent with the reverse split the Company issued new additional 613 shares to certain shareholders as part of rounding differences.

On July 7 the CEO converted $31,000 of his debt in accordance to the convertible note at the conversion rate of $0.001 and 31,000,000 restricted common shares were issued accordingly.

As of July 31, 2020 there were no outstanding stock options or warrants.

As of July 31, 2020, as a result of the reverse split and the issuance of the shares upon the conversion of the $31,000 in there were 31,518,466 shares of common stock outstanding

Adaiah Distribution Inc.

Notes to the Financial Statements

July 31, 2020

Note 7: Income Taxes

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

Note 8: Related Party Transactions

On August 10, 2019 the Company signed a convertible note for funds being advanced to the Company by the CEO as at that date and for a twelve month period following that date which can be converted by the CEO at any time into restricted common shares of the Company at a conversion rate of $0.001 per share. The note bears interest of 4% per annum. The balance of the note as at October 31, 2019 was $9,956 net of $5,000 being converted into 12,500 shares in September of 2019. During the nine months ended July 31 2020 the CEO advanced additional funds to the Company in the amount of $25,265 and on July 7, 2020 converted $31,000 into 31,000,000 restricted common shares of the Company. The balance of the note as at July 31, 2020 was $4,700 which also includes accrued interest expense of $479.That fair value of the note as at that date approximates the outstanding carrying amount of $4,700.

Note 9: Subsequent events

The Company has evaluated events subsequent to the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through August 9, 2020. Based upon this evaluation, it was determined that other than the event disclosed above, no other subsequent events occurred that require recognition or disclosure in the financial statements.

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

On October 28, 2013 the Company issued 250 shares of common stock for a purchase price of $0.001 per share to its sole director. The Company received aggregate gross proceeds of $4,000.00.

In January 2015 a total of 63 shares were issued to a total of 30 shareholders for $.04 per share for total proceeds of $40,000. The shares were registered pursuant to a Registration Statement on Form S-1 as filed with the Securities and Exchange Commission that was declared effective on November 3, 2014.

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

On December 4, 2015, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting that the aforementioned Forward Split be affected in the market. Such notification form is being reviewed by FINRA.

On December 2, 2015, the Company by written consent of the Board of Directors approved the issuance to Mr. Nikolay Titov of 40 restricted shares of the Company’s common stock in exchange for continued services as the sole member of the Board and the Company’s sole executive officer.

On September 19, 2016, the Company filed Articles of Amendment to its Articles of Incorporation with the Nevada Secretary of State whereby it amended its Articles of Incorporation by (i) decreasing the Company’s authorized number of shares of common stock from 750 million to 750,000, and (ii) decreasing the Company’s total issued and outstanding shares of common stock by conducting a reverse split of such shares at the rate of one (1) share for every one thousand (1,000) share currently issued and outstanding, resulting in 353 shares being issued and outstanding.

On November 8, 2016 the Company’s request for the Reverse Split was approved by FINRA and effected in the market. The Company’s ticker symbol was also changed to “ADAD”.

In January 2017 the Company filed with the State of Nevada and increased the authorized shares to 750,000,000.

On February 13, 2017 the Company issued 76,000,000 shares to its sole director for continuation of his services to the Company (190,000 post the reverse split of 1-400).

On February 13, 2017 the Company issued 25,000,000 shares in exchange of conversion of $25,000 of debt to a third party (62,500 post the reverse split of 1-400).

On May 2, 2017 the Company issued 1,000,000 shares to 3D PIONEER SYSTEMS LTD as an advance payment for an asset purchase agreement (2,500 post the reverse split of 1-400).

On September 5, 2019 the Company issued 100,000,000 common shares of the Company to the CEO pursuant to the equity compensation agreement signed August 10, 2019 for the fiscal year ending October 31, 2019 (250,000 post the 1-400 reverse split).

On September 5 the Company issued 5,000,000 common shares upon conversion of $5,000 of the convertible note signed on August 10, 2019 (12,500 post the 1-400 reverse split).

On April 28 the majority shareholders of the Company voted to effect a reverse split of 1-400 on its common stock. The authorized amount of 750,000,000 is to be unchanged and hence the par value of the Company of $0.001 is also to remain unchanged.

On June 5, 2020 Finra approved the reverse split and it became effective on that date too.

On June 5 2020 concurrent with the reverse split the Company issued new additional 613 shares to certain shareholders as part of rounding differences.

On July 7 the CEO converted $31,000 of his debt in accordance to the convertible note at the conversion rate of $0.001 and 31,000,000 restricted common shares were issued accordingly.

As of July 31, 2020 there were no outstanding stock options or warrants.

As of July 31, 2020, as a result of the reverse split and the issuance of the shares upon the conversion of the $31,000 in there were 31,518,466 shares of common stock outstanding

The Company currently has no operations. It is however seeking to identify, locate and if warranted acquire new commercial opportunities.

During the nine months ended July 31, 2019 ( and for the three months then ended ) and for the nine months ended July 31, 2020 the Company incurred expenses in the amount of $94,056 and $22,668 for legal and other professional fees incurred for the preparation and filing of the reports required to be filed with the SEC and including $479 for accrued interest on the note payable to the CEO. The nine months ending July 31, 2019, included $70,000 of equity compensation to the CEO.

For the three months ending July 31, 2020 the Company incurred expenses in the amount of $10,777 which relate to legal, and professional fees incurred with the filing of its reports with the SEC and also including $210 of interest expense accrued on the note payable to the CEO.

Balance Sheet

The main changes from the balance sheet from October 31, 2019 to July 31, 2020 was a decrease in accrued expenses in the amount of $3,076 and a decrease in the convertible note of $5,256 of which $479 relates to accrued interest on the note payable. A reverse split of 1-400 also became effective on June 5, 2020 and 31,000,000 additional new shares were issued after the reverse split upon the conversion of the convertible note of the CEO.

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

Cash Flows

For the fiscal periods ending July 31, 2020 and July 31, 2019 the Company used cash in operating activities of $25,265 and $11,631, respectively and received cash from financing activities of $25,265 and $11,631 respectively.

Voting Matters

On April 28 the majority shareholders of the Company voted to affect a reverse split of 1-400 on its common stock. The authorized amount of 750,000,000 is to be unchanged and hence the par value of the Company of $0.001 is also to remain unchanged. The reverse split was approved by FINRA and became effective on June 5, 2020.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31 , 2020

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 000-55369, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adaiah Distribution Inc.
Registrant

Date: August 10, 2020	By:	/s/ Yosef Yafe
Yosef Yafe
Principal Executive Officer Principal Financial Officer Principal Accounting Officer & Sole Director

