Form 10-K
period 2020-10-31
Huaizhong Health Group, Inc.
filed 2021-03-22
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

Commission file number 000-55369

HUAIZHONG HEALTH GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-1020141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Tianan Technology Park
13/F Headquarters Center Building 16
555 Panyu North Ave, Panyu District, Guangzhou City, China

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: +86 (20) 2982 9356

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The aggregate market value of common stock held by non-affiliates of the Registrant on April 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $415,000, based on the closing stock price.

As of March 22, 2021, 31,518,466 shares of the registrant’s common stock, par value $0.001, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

CERTAIN TERMS USED IN THIS REPORT

As used in this annual report, the terms “we”, “us”, “our”, “Huaizhong”, “Adaiah”, “Adaiah Distribution, Inc.” mean Huaizhong Health Group, Inc.”., unless the context clearly requires otherwise.

PART I

Item 1. Business

Overview

Huaizhong Heath Group, Inc. is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on September 12, 2013, originally incorporated as Adaiah Distribution, Inc. Effective December 15, 2020, the company changed its operation name to Huaizhong Health Group, Inc. The Company’s fiscal year end is October 31.

The Company was in the development phase of its custom pillow distribution business. During the third fiscal quarter ending July 31, 2018 the Company had ceased its operations of its Pillow manufacturing and sales. The Company is not currently engaged in any business operations. It is however seeking to identify, locate and if warranted acquire new commercial opportunities.

On April 25, 2019, the eighth judicial District Court of Nevada appointed Yosef Yafe as custodian for the Company, proper notice having been given. There was no opposition. Pursuant to the Order of Custodianship, a Special Meeting of Shareholders was held on May 29, 2019 at 8:00 a.m. PST, Yosef Yafe as limited custodian. Notice was sent May 13, 2019 in compliance with Court Order. Present were Yosef (holding shares through Cede & Co.) and two additional proxies also (holding shares through Cede & Co.).

A Special Meeting of the Board of Directors (by written consent) on May 31, 2019 was held electing Yosef as all officers, and changing the Registered Agent to Holly, Driggs, Walch law firm.

Change of Control

On August 12, 2020, Yosef Yafe ( the “Seller”) and Yuantong Wang (the “Buyer”) entered into a stock purchase agreement , pursuant to which the Seller agreed to sell and the Buyer agreed to purchase an aggregate of 31,000,000 shares of common stock, par value $001 per share of the Company from the Seller for an aggregate purchase price of $300,000. The closing of the transactions contemplated by the SPA occurred on August 14, 2020. The purchase price was paid out of the Buyer’s personal funds.

As of the date referenced in this action, the Company had 31,518,466 shares of common stock outstanding. The securities purchased pursuant to the SPA represent 98.0% of the outstanding shares of common stock and 98.0% of the voting power of the Company.

As contemplated by the SPA, Yosef Yafe resigned as Chairman, Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company and Yuantong Wang was appointed a director, Chief Executive Officer and President of the Company, effective August 14, 2020.

The foregoing changes to the Company’s management and board of directors were in connection with the transactions consummated pursuant to the SPA and were not due to any disagreement with the Company on any matter relating to its operations, policies or practices.

Employees

We presently have no employees apart from Yuantong Wang, our sole officer and director.

Offices

Our new president and director, Yuantong Wang currently takes care of our administrative duties from his office in Guangzhou City, China, at no cost to the Company.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None.

ITEM 2. PROPERTIES

We do not currently own any property. Our principal office is located at Tianan Technology Park, 13/F Headquarters Center Building 16, 555 Panyu North Ave, Panyu District, Guangzhou City, China. The office is provided by our president and director and no cost to us.

Item 3. Legal Proceedings

From time to time we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Securities

Shares of our common stock are listed for quotation on the OTC Markets Group’s Pink Open Market under the symbol “ADAD.” However, our shares are not actively traded and there is currently no established public trading market for our shares of common stock. Any quotations that do occur reflect inter‑dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

ClearTrust, LLC at 16540 Pointe Village Dr., Suite 205, Lutz, Florida 33558 (Telephone: (813) 235-4490) is the registrar and transfer agent for our common shares.

Security Holders

As of March 15, 2021, there were approximately 36 registered stockholders, holding 31,518,466 shares of our issued and outstanding common stock.

Dividend Policy

We have never paid a cash dividend on our common stock. We currently intend to retain all earnings, if any, to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities

During our fiscal year ended October 31, 2020, all sales of equity securities that were not registered under the Securities Act were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended October 31, 2020.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of our results of operations and financial condition for fiscal years ended October 31, 2020 and 2019, should be read in conjunction with our financial statements and the related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements, and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended October 31, 2020, which are included herein.

Our operating results for the years ended October 31, 2020 and 2019 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	October 31,
	2020	2019	Change
Operating expenses	36,001	126,097	(90,096)
Interest expense	479	-	479
Net loss	$36,480	$126,097	$(89,617)

During the years ended October 31, 2020 and 2019, no operating revenues were recorded.

We had a net loss of $36,480 for the year ended October 31, 2020, and $126,097 for the year ended October 31, 2019. The decrease in net loss of $89,617 was primarily due to a decrease in operating expenses of $90,096 and offset by an increase in interest expenses of $479.

Operating expenses for the years ended October 31, 2020 and 2019 were $36,001 and $126,097, respectively.

During the year ended October 31,2020, the operating expenses, were primarily attributed to professional fees of $35,101, for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general administrative expenses of $900.

During the year ended October 31, 2019, the operation expenses were primarily attributed to common stock-based compensation (former officer) of $100,000 and professional fees and general administrative expenses of $26,097.

Interest expenses for the years ended October 31, 2020 and 2019, were $479 and $0, respectively, represent interest expense to convertible note (former related party) on funds advanced to the Company.

Balance Sheet Data:

	October 31,	October 31,
	2020	2019	Change
Cash	$-	$-	$-
Current Assets	-	-	-
Current Liabilities	19,472	21,097	(1,625)
Working Capital (Deficiency)	$(19,472)	$(21,097)	$1,625

As of October 31, 2020, our current assets were $0, and our current liabilities were $19,472 which resulted in working capital deficiency of $19,472. As of October 31, 2020, and 2019, current assets were comprised of $0 in cash.

As of October 31, 2020, current liabilities were comprised of $10,913 in accounts payableand accrued liabilities and $8,559 in due to related party, compared to $11,141 in accounts payable and accrued liabilities and $9,956 convertible note payable as of October 31, 2019.

As of October 31, 2020, our working capital deficiency reduced  by $1,623 from $21,097 on October 31, 2019, to $19,742 on October 31, 2020, primarily due to a decrease in current liabilities of $1,625.

Cash Flow Data:

Year Ended
October 31,
	2020	2019	Change
Cash used in operating activities	$-	$-	$-
Cash provided by (used in) investing activities	-	-	-
Cash provided by financing activities	-	-	-
Net change in cash for period	$-	$-	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended October 31, 2020, net cash flows used in operating activities was $0, consisting of a net loss of $36,480, reduced by an increase in accounts payable and accrued liabilities of $251 and offset by expenses paid by related party of $8,559 and expenses paid by a former related party of 27,670. For the year ended October 31, 2019, net cash flows used in operating activities was $0, consisting of a net loss of $126,097, reduced by stock-based compensation of $100,000 and offset by expenses paid by related party of $14,956 and an increase in accounts payable and accrued liabilities of $11,141.

Cash Flows used in Investing Activities

During the years ended October 31, 2020 and 2019, we had no cash used in investing activities.

Cash Flows from Financing Activities

During the years ended October 31, 2020 and 2019, we had no cash used in financing activities.

Going Concern

As of October 31, 2020, our Company had a net loss of $36,480 and has earned no operating revenues. Our Company intends to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2021. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings or through debt financing. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data set forth in Item 15. Exhibits, Financial Statement Schedules of Part IV of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2020. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of October 31, 2020 due to the material weaknesses and significant deficiencies discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of October 31, 2020. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of October 31, 2020 because it identified the following material weakness and significant deficiencies:

●

Material Weakness - The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

●	Significant Deficiencies - Inadequate segregation of duties.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future which we believe mitigates the impact of the material weaknesses discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP and establish an audit committee and implement internal controls and procedures, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this annual report.

Name and Address of Executive Officer and/or Director	Age	Position	Date of First Appointment

Yuantong Wang	52	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Sole Director	August 14, 2020

Business Experience

The following is a brief description of the background on our sole officer and director.

Yuantong Wang, 52, has been Chief Executive Officer of Guangzhou Huaizhong Health Technology Co., Ltd since October 2015. From December 2011 to September 2015 he served as the General Manager of Beijing Hengyikang Industry and Trade Co., Ltd. He earned a Diploma for Higher Education with a major in Library and Information Science from Tianjin Business School in 1989.

Employment Agreement

There are no other agreements to compensate any of the officers or directors for their services.

Term of Office

Each of our directors holds office until the next annual meeting of our stockholders or until his or her successor has been elected and qualified, or until his or her earlier death, resignation, or removal. There are no agreements with respect to the election of directors. We have not compensated our directors for service on our Board or reimbursed for expenses incurred for attendance at meetings of our Board. Our Board may in the future determine to pay directors’ fees and reimburse directors for expenses related to their activities as such

Our executive officers are appointed by our Board and serve at the discretion of our Board or until they resign.

Family Relationships

No family relationship has ever existed between any director, executive officer of the Company, and any person contemplated to become such.

Involvement in Certain Legal Proceedings

None of our directors and executive officers has been involved in any legal or regulatory proceedings, as set forth in Item 401 of Regulation S-K, during the past ten years.

Code of Ethics

We have not adopted a code of ethics that applies to our officer, director and employee. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Board and Committee Meetings

Our Board does not have any standing committees. All proceedings of the Board were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Business Corporation Act and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of October 31, 2020, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board. Our Board does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board has determined that it is in the best position to evaluate our requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on our Board. If shareholders wish to recommend candidates directly to our Board, they may do so by sending communications to our President at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire Board. We do not have a separately-designated standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

From inception to present date, we believe that the members of our Board have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Audit Committee Financial Expert

We do not currently have an audit committee financial expert because we do not have an audit committee. We also do not have a director who is qualified to act as financial expert of an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during the fiscal year ended October 31, 2020.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which is defined as follows:

(a)	all individuals serving as our principal executive officer during the year ended October 31, 2020; and

(b)	each of our two other most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2020.

Name and Position	Fiscal Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Yosef Yafer(1) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2019	-0-	100,000	-0-	-0-	-0-	-0-	-100,000
	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Yuantong Wang(1) , President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-

___________

(1) Effective August 14, 2020, Yosef Yafe resigned as Chairman, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Secretary of the Company and Yuantong Wang was appointed a director, Chief Executive Officer, President, Secretary, and treasurer.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have, nor have ever had, any profit sharing, stock option or other similar equity compensation plans for the benefit of the directors, executive officers or employees.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our Board.

No compensation was paid to non-employee directors for the year ended October 31, 2020.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board or a committee thereof.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any former officers or directors which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s services with the Company, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of ours during the last two fiscal years, is or has been indebted to us by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 15, 2021 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage (2) (3)

Common stock	Yuantong Wang	31,000,000 shares of common stock	98.4%

All executive officers and directors as a group (1 person)		31,000,000 shares of common stock	98.4%

_________

(1)	Unless otherwise noted, the address of each beneficial owner is c/o Huaizhong Heath Group , Inc.
Tianan Technology Park, 13/F Headquarters Center Building 16, 555 Panyu North Ave, Panyu District, Guangzhou City, China
(2)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date as of which the information is provided , through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table

(3)	Based on 31,518,466 issued and outstanding shares of Common Stock as of March 15, 2021.

Change-in-Control Arrangements

We do not know of any arrangements, which may, at a subsequent date, result in a change-in-control.

Item 13. Certain Relationships and Related Transactions, Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

On August 10, 2019 the Company signed a convertible note for funds being advanced to the Company by the former CEO as at that date and for a twelve month period following that date which can be converted by the CEO at any time into restricted common shares of the Company at a conversion rate of $0.001 per share. The note bears interest of 4% per annum. During the years ended October 31, 2020 and 2019, the former CEO advanced $25,265 and $14,956, respectively. During the years ended October 31, 2020, and 2019, $31,000 was converted into 31,000,000 restricted common shares of the Company and $5,000 was converted into 12,500 restricted common shares of the Company.

For the years ended October 31, 2020 and 2019, the Company recorded interest expense of $479 and $0, respectively.

On August 12, 2020, in connection with change of control and stock purchase agreement, the former CEO forgave the convertible note of $4,221 and accrued interest of $479.

As of October 31, 2020, and 2019, the Company was obligated for this convertible note with balance of $0 and $9,956, and accrued interest of $0 , respectively.

In early June 2019 the Company entered into a compensation agreement with the former CEO whereby the CEO would receive a onetime compensation of $50,000 for being elected as the former CEO and sole director of the Company and $10,000 per month thru October 31, 2019 for his continued services thru then. According to the agreement the compensation is to be paid in the form of restricted common stock of the Company at a value of its par which is $0.001 per share. The Company signed a resolution in the third fiscal quarter of the fiscal year ending October 31, 2019 issuing 250,000 shares of restricted common stock of the Company to the former CEO valued at $100,000 which compromises the $50,000 onetime compensation and five months of compensation of an aggregate of $50,000, pursuant to the compensation agreement.

During the year ended October 31, 2020, the amount due to the former CEO of $2,405, for payment of operating expenses, was forgiven.

During the year ended October 31, 2020, the Company’s sole officer advanced to the Company an amount of $8,559 by paying for expenses on behalf of the Company. As of October 31, 2020, and 2019, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $8,559 and $0, respectively.

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed, or expected to be billed, to us by our independent registered public accounting firm for the years ended October 31, 2020 and 2019, for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as “audit fees;” (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Year ended October 31, 2020	Year ended October 31, 2019
Audit fees(1)	$9,200	$3,750
Audit-related fees	-	-
Tax fees (2)	750	500
All other fees	-	-
Total fees	$9,950	$4,250

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our fiscal yearend financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

Our Board pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board either before or after the respective services were rendered.

Our Board has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on 10-K:

(1)

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-11.

(b)	The following exhibits are filed herewith as a part of this report

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)
10.1

Form of Restricted Stock Purchase Agreement, dated as of August 12, 2020, filed by the Company on Current Report Form 8-K, filed with the Securities Exchange Commission on August 20, 2020, and incorporated herein by reference.

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

HUAIZHONG HEALTH GROUP, INC.

Date: March 22, 2021	By:	/s/ Yuantong Wang
Yuantong Wang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HUAIZHONG HEALTH GROUP, INC.

Date: March 22, 2021	By:	/s/ Yuantong Wang
Yuantong Wang
President, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer and Director

ADAIAH DISTRIBUTION, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2020 AND 2019

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Shareholders:

Adaiah Distribution Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Adaiah Distribution Inc. as of October 31, 2020 and 2019 and the related statements of operations, changes in stockholders’ (deficit) and cash flows for the periods then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Seattle, Washington

March 19, 2021

ADAIAH DISTRIBUTION, INC.

Balance Sheets

	October 31,	October 31,
	2020	2019
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	10,913	11,141
Due to related party	8,559	-
Convertible note payable - related party	-	9,956
Total Current Liabilities	19,472	21,097

Total Liabilities	19,472	21,097

Stockholders' Deficit
Common stock: 750,000,000 shares authorized; $0.001 par value 31,518,466 and 517,853 shares issued and outstanding at October 31, 2020 and 2019, respectively	31,518	518
Additional paid in capital	257,587	250,482
Accumulated deficit	(308,577)	(272,097)
Total Stockholders' Deficit	(19,472)	(21,097)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these audited financial statements.

ADAIAH DISTRIBUTION, INC.

Statements of Operations

	Year Ended
	October 31,
	2020	2019

Revenue	$-	$-

Operating Expenses:
Professional fees	35,101	26,097
General and administrative	900	100,000
Total operating expenses	36,001	126,097

Operating Loss	(36,001)	(126,097)

Other income (expense)
Interest expense	(479)	-
Total other expense	(479)	-

Net loss before taxes	(36,480)	(126,097)

Income tax benefit	-	-

Net Loss	$(36,480)	$(126,097)

Net loss per common share, basic and diluted	$(0.00)	$(0.41)

Basic and diluted weighted average common shares outstanding	10,455,090	308,946

The accompanying notes are an integral part of these audited financial statements.

ADAIAH DISTRIBUTION, INC.

Statements of Changes in Stockholders’ Deficit

For the Years Ended October 31, 2020 and 2019

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - October 31, 2018	255,353	$255	$145,745	$(146,000)	$-

Common stock issued for compensation- related party	250,000	250	99,750	-	100,000
Common stock issued for conversion of convertible note- related party	12,500	13	4,988	-	5,000
Net loss	-	-	-	(126,097)	(126,097)
Balance - October 31, 2019	517,853	518	250,482	(272,097)	(21,097)

Common stock issued for conversion of convertible note - related party	31,000,000	31,000	-	-	31,000
Common stock issued for rounding on reverse stock split	613	-	-	-	-
Forgiveness of due to related party	-	-	2,405	-	2,405
Forgiveness of convertible note payable - related party	-	-	4,700	-	4,700
Net loss	-	-	-	(36,480)	(36,480)
Balance - October 31, 2020	31,518,466	$31,518	$257,587	$(308,577)	$(19,472)

The accompanying notes are an integral part of these audited financial statements.

ADAIAH DISTRIBUTION, INC.

Statement of Cash Flows

	Year Ended
	October 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,480)	$(126,097)
Changes in current assets and liabilities:
Related party advances funding operations	36,229	14,956
Stock based compensation - related party	-	100,000
Accounts payable and accrued liabilities	251	11,141
Net cash used in operating activities	-	-

Net change in cash for the year	-	-
Cash at beginning of year	-	-
Cash at end of year	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock as equity compensation - related party	$-	$100,000
Issuance of common stock for conversion of convertible note- related party	$31,000	$5,000
Forgiveness of due to related party	$2,405	$-
Forgiveness of convertible note payable and accrued interest - related party	$4,700	$-

The accompanying notes are an integral part of these audited financial statements.

ADAIAH DISTRIBUTION, INC.

Notes to the Financial Statements

October 31, 2020 and 2019

Note 1 - Organization and Going Concern

Adaiah Distribution, Inc. (the “Company”), is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on September 12, 2013. Effective December 15, 2020, the company changed its operation name to Huaizhong Health Group, Inc. (the Company). Our principal office is located at Tianan Technology Park, 13/F Headquarters Center Building 16, 555 Panyu North Ave, Panyu District, Guangzhou City, China. The Company’s fiscal year end is October 31.

The Company was in the development phase of its custom pillow distribution business. During the third fiscal quarter ending July 31, 2018 the Company had ceased its operations of its Pillow manufacturing and sales. The Company is not currently engaged in any business operations. It is however seeking to identify, locate and if warranted acquire new commercial opportunities.

Change of Control

On August 12, 2020, Yosef Yafe ( the “Seller”) and Yuantong Wang (the “Buyer”) entered into a stock purchase agreement, pursuant to which the Seller agreed to sell and the Buyer agreed to purchase an aggregate of 31,000,000 shares of common stock of the Company from the Seller.

As of the date referenced in this action, the Company had 31,518,466 shares of common stock outstanding. The securities purchased represented 98.4% of the outstanding shares of common stock and 98.4% of the voting power of the Company.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of October 31, 2020, the Company has suffered recurring losses from operations, has an accumulated deficit of $308,577 and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2021.

The ability of the Company to emerge from an early stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

Note 2: Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had no cash at October 31, 2020 and 2019, respectively.

Fair Value of Measurements

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2020 and 2019.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

For the years ended October 31, 2019, convertible notes which were convertible were dilutive instruments and are not included in the calculation of diluted loss per share as their effect would be antidilutive.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

Note 3 – Stockholders’ Equity

The Company has 750,000,000 shares of common stock authorized with a par value of $0.001 per share.

On September 5, 2019, the Company issued 250,000 common shares of the company to the former CEO pursuant to the equity compensation agreement signed August 10, 2019.

On September 5, 2019, the Company issued 12,500 common shares of the Company to the former CEO upon conversion of $5,000 of the convertible note signed on August 10, 2019.

On April 28, 2020, the majority shareholders of the Company voted to effect a reverse split of 400-to-1 on its common shares. The authorized amount of 750,000,000 is to be unchanged and hence the par value of the Company of $0.001 is also to remain unchanged. On June 5, 2020, FINRA approved the reverse split and it became effective on that date. All historical share balances and share price related data in this annual report have been adjusted based on the 400-to-1 reverse split ratio.

On June 5, 2020, concurrent with the reverse split the Company issued new additional 613 shares to certain shareholders as part of rounding differences.

On July 7, 2020, the Company issued 31,000,000 common shares of the Company to the former CEO upon conversion of $31,000 of the convertible note at the conversion rate of $0.001 per common shares.

As of October 31, 2020, and 2019, there were 31,518,466 and 517,853 shares of common stock issued and outstanding, respectively.

Note 4 - Income Taxes

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of October 31, 2020 and 2019 are as follows:

	October 31,	October 31,
	2020	2019
Net Operating Loss	$(36,480)	$(126,097)
Effective tax rate	21%	21%
Income Tax expense	(7,661)	(26,480)
Less: valuation allowance	7,661	26,480
Income Tax Expense	$-	$-

Net deferred tax assets consist of the following components as of October 31, 2020 and 2019:

	October 31,	October 31,
	2020	2019
Net Operating Loss carryforward	$64,801	$57,140
Valuation allowance	(64,801)	(57,140)
Net deferred tax asset	$-	$-

At October 31, 2020, the Company had $380,577 of net operating losses ( “NOLs”), which begin to expire beginning in 2037. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely

The NOL carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382. The Company experienced a change in control for tax purposes in August 2020 (see Note 1). Due to change of control, the Company will not be able to carryover approximately $294,765 of NOL generated before August 12, 2020 to offset future income.

Note 5 – Convertible Note - Related Party

On August 10, 2019 the Company signed a convertible note for funds being paid in cash for settlement of vendors’ invoices on behalf of the Company by the former CEO, as of that date for a twelve month period following that date which can be converted by the CEO at any time into restricted common shares of the Company at a conversion rate of $0.001 per share. The note bears interest of 4% per annum. The note is currently in default.

For the years ended October 31, 2020 and 2019, the Company recorded interest expense of $479 and $0, respectively.

On August 12, 2020, in connection with change of control and stock purchase agreement (Note 1), the former CEO forgave the convertible note of $4,221 and accrued interest of $479.

As of October 31, 2020, and 2019, the Company was obligated for this convertible note with balance of $0 and $9,956, and accrued interest of $0 and $0, respectively.

Note 6 – Related Party Transactions

In June 2019, the Company entered into a compensation agreement with the former CEO whereby the CEO would receive a onetime compensation of $50,000 for being elected as the CEO and sole director of the Company and $10,000 per month through October 31, 2019 for his continued services through then. According to the agreement, the compensation was to be paid in the form of restricted common stock of the Company at a value of its par which is $0.001 per share. The Company signed a resolution in the third fiscal quarter of the fiscal year ending October 31, 2019 issuing 250,000 shares of restricted common stock of the Company to the former CEO valued at $100,000 which compromises the $50,000 onetime compensation and five months of compensation of an aggregate of $50,000, pursuant to the compensation agreement.

During the year ended October 31, 2020, the amount due to the former CEO of $2,405, for payment of vendors’ invoices were forgiven.

During the years ended October 31, 2020 and 2019, the former CEO paid vendors’ invoice of $25,265 and $14,956, respectively. During the years ended October 31, 2020, and 2019, $31,000 was converted into 31,000,000 restricted common shares of the Company and $5,000 was converted into 12,500 restricted common shares of the Company, respectively.

During the year ended October 31, 2020, the Company’s sole officer and director advanced to the Company an amount of $8,559 by paying for expenses on behalf of the Company. As of October 31, 2020, and 2019, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $8,559 and $0, respectively.

Note 7 – Subsequent Events

The Company has evaluated subsequent events from October 31, 2020, through the date these financial statements were issued and determined the following events require disclosure:

On December 14, 2020, the Company filed Articles of Conversion/Exchange/Merger, with the state of Nevada, to change its name to “Huaizhong Health Group, Inc.” (the "Name Change"). The Name Change became effective as of December 15, 2020.

The Company’s CEO has advanced an additional $12,188 for payment of operating expenses.

