Form 10-Q
period 2021-01-31
Huaizhong Health Group, Inc.
filed 2021-04-07
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-55369

HUAIZHONG HEALTH GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-1020141
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Tianan Technology Park
13/F Headquarters Center Building 16
555 Panyu North Ave, Panyu District, Guangzhou City, China

(Address of principal executive offices, including zip code.)

+86 (20) 2982 9356

(Telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ Yes    ☐ NO

31,518,466 shares common stock issued and outstanding as of April 7, 2021.

HUAIZHONG HEALTH GROUP, INC.

FORM 10-Q

FOR THE PERIOD ENDED JANUARY 31, 2021

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUAIZHONG HEALTH GROUP, INC.

(FORMELY ADAIAH DISTRIBUTION, INC.)

INDEX TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2021

F-1

HUAIZHONG HEALTH GROUP, INC.

(FORMELY ADAIAH DISTRIBUTION, INC.)

Balance Sheets

(Unaudited)

	January 31,	October 31,
	2021	2020
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	10,010	10,913
Due to related party	20,747	8,559
Total Current Liabilities	30,757	19,472

Total Liabilities	30,757	19,472

Stockholders' Deficit
Common stock: 750,000,000 shares authorized; $0.001 par value 31,518,466 issued and outstanding at January 31, 2021 and October 31, 2020	31,518	31,518
Additional paid in capital	257,587	257,587
Accumulated deficit	(319,862)	(308,577)
Total Stockholders' Deficit	(30,757)	(19,472)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-2

HUAIZHONG HEALTH GROUP, INC.

(FORMELY ADAIAH DISTRIBUTION, INC.)

Statements of Operations

(Unaudited)

	Three Months Ended
	January 31,
	2021	2020

Revenue	$-	$-

Operating Expenses:
Professional fees	9,610	5,318
General and administrative	1,675	-
Total operating expenses	11,285	5,318

Operating Loss	(11,285)	(5,318)

Other income (expense)
Interest expense	-	(115)
Total other expense	-	(115)

Net loss before taxes	(11,285)	(5,433)

Income tax benefit	-	-

Net Loss	$(11,285)	$(5,433)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)
Basic and diluted weighted average common shares outstanding	31,518,466	517,853

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-3

HUAIZHONG HEALTH GROUP, INC.

(FORMELY ADAIAH DISTRIBUTION, INC.)

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended January 30, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - October 31, 2020	31,518,466	$31,518	$257,587	$(308,577)	$(19,472)

Net loss	-	-	-	(11,285)	(11,285)
Balance - January 31, 2021	31,518,466	$31,518	$257,587	$(319,862)	$(30,757)

For the Three Months Ended January 30, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - October 31, 2019	517,853	$518	$250,482	$(272,097)	$(21,097)

Net loss	-	-	-	(5,433)	(5,433)
Balance - January 31, 2020	517,853	$518	$250,482	$(277,530)	$(26,530)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-4

HUAIZHONG HEALTH GROUP, INC.

(FORMELY ADAIAH DISTRIBUTION, INC.)

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,285)	$(5,433)
Changes in current assets and liabilities:
Related party advances funding operations	12,188	5,280
Accounts payable and accrued liabilities	(903)	153
Net cash used in operating activities	-	-

Net change in cash for the period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-5

HUAIZHONG HEALTH GROUP, INC.

(FORMELY ADAIAH DISTRIBUTION, INC.)

Notes to the Unaudited Financial Statements

January 31, 2021

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended October 31, 2020, as filed with the SEC on March 22, 2021.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at January 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

F-6

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of January 31, 2021, the Company has suffered recurring losses from operations, has an accumulated deficit of $319,862 and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2022.

The ability of the Company to emerge from an early stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2021, the Company’s sole officer advanced to the Company an amount of $12,188 by paying for expenses on behalf of the Company. As of January 31, 2021, and October 31, 2020, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $20,747 and $8,559, respectively.

Other

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder, who is also the CEO and President, of the Company to use at no charge.

F-7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

CERTAIN TERMS USED IN THIS REPORT

As used in this annual report, the terms “we”, “us”, “our”, “Huaizhong”, mean Huaizhong Health Group, Inc.”., unless the context clearly requires otherwise.

Item 1. Business

Overview

Huaizhong Heath Group, Inc. is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on September 12, 2013, originally incorporated as Adaiah Distribution, Inc. Effective December 15, 2020, the company changed its name to Huaizhong Health Group, Inc. The Company’s fiscal year end is October 31.

The Company was in the development phase of its custom pillow distribution business. During the third fiscal quarter ending July 31, 2018 the Company had ceased its operations of its Pillow manufacturing and sales.

We have since changed our focus to looking for other business opportunities to implement and/or operating companies with which to engage in a business combination.

Our address is Tianan Technology Park, 13/F Headquarter, Center Building 16, 555 Panyu North Ave., Panyu District, Guangzhou City, China. Our telephone number is +86 (20) 2982-9356.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this report. Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of January 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and implement new business opportunities and/or consummate an acceptable merger or acquisition transaction.

Plan of Operations and Cash Requirements

We are no longer attempting to implement our original business plan. We now intend to look for other business opportunities to implement and/or operating companies with which to engage in a business combination. We do not intend, at this time, to restrict our focus to opportunities or business combinations in any specific industry. Instead our focus will be on achieving long-term growth potential.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s management. While the Company has limited assets and no operating revenues, the Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities and/or combinations in in any type of business, industry or geographical location. In its efforts, the Company will consider the following kinds of factors:

(a) potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) competitive position as compared to other operations of similar size and experience within the industry segment as well as within the industry as a whole;

(c) strength and diversity of management, either in place or scheduled for recruitment;

(d) capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e) the cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f) the extent to which the business opportunity can be advanced; and

(g) the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, not one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant’s limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing the implementation of any opportunities and/or business combinations.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended January 31, 2021, which are included herein.

Our operating results for the three months ended January 31, 2021 and 2020 and the changes between those periods for the respective items are summarized as follows.

Results of Operations for the three months ended January 31, 2021 and 2020

	Three Months Ended
	January 31,
	2021	2020	Change
Operating expenses	11,285	5,318	5,967
Interest expense	-	115	(115)
Net loss	$11,285	$5,433	$5,852

During the three months ended January 31, 2021 and 2020, no operating revenues were recorded.

We had a net loss of $11,285 and $5,433 for the three months ended January 31, 2021 and 2020, respectively. The increase in net loss of $5,852 was primarily due to an increase in operating expenses of $5,967 and offset by a decrease in interest expenses of $115.

Operating expenses for the three months ended January 31, 2021 and 2020 were $11,285 and $5,318, respectively.

During the three months ended January 31,2021, the operating expenses, were primarily attributed to professional fees of $9,610, for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general administrative expenses of $1,675.

During the three months ended January 31, 2020, the operation expenses were primarily attributed to professional fees of $5,318 for maintaining reporting status with the Securities and Exchange Commission (“SEC”) .

Interest expenses for the three months ended January 31, 2021 and 2020, were $0 and $115, respectively, represent interest expense to convertible note (former related party) on funds advanced to the Company.

Balance Sheet Data:

	January 31,	October 31,
	2021	2020	Change
Cash	$-	$-	$-
Current Assets	-	-	-
Current Liabilities	30,757	19,472	11,285
Working Capital (Deficiency)	$(30,757)	$(19,472)	$(11,285)

As of January 31, 2021, our current assets were $0, and our current liabilities were $30,757 which resulted in working capital deficiency of $30,757.

As of January 31, 2021, current liabilities were comprised of $10,010 in accounts payable and accrued liabilities, $20,747 in due to related party, compared to $10,913 in accounts payable and accrued liabilities, $8,559 in due to related party as of October 31, 2020.

As of January 31, 2021, our working capital deficiency increased by $11,285 from $19,472 on October 31, 2020, to $30,757 on January 31, 2021, primarily due to an increase in current liabilities of $11,285.

Cash Flow Data:

Three Months Ended
January 31,
	2021	2020	Change
Cash used in operating activities	$-	$-	$-
Cash provided by (used in) investing activities	-	-	-
Cash provided by financing activities	-	-	-
Net change in cash for period	$-	$-	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended January 31, 2021, net cash flows used in operating activities was $0, consisting of a net loss of $11,285, increased by a decrease in accounts payable and accrued liabilities of $903 and offset by expenses paid by related party of $12,188. For the three months ended January 31, 2020, net cash flows used in operating activities was $0, consisting of a net loss of $5,433, reduced by an increase in accounts payable and accrued liabilities of $153 and offset by expenses paid by related party of $5,280.

Cash Flows used in Investing Activities

During the three months years ended January 31, 2021 and 2020, we had no cash used in investing activities.

Cash Flows from Financing Activities

During the three months ended January 31, 2021 and 2020, we had no cash used in financing activities.

Going Concern

As of January 31, 2021, our Company had a net loss of $11,285 and has earned no operating revenues. Our Company intends to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2022. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings or through debt financing. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended January 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

The following exhibits are included as part of this report:

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huaizhong Health Group, Inc.
Registrant

Date: April 7, 2021	By:	/s/ Yuantong Wang
Yuantong Wang
President, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer and Director

