Form 10-Q
period 2021-04-30
Huaizhong Health Group, Inc.
filed 2021-06-14
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

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

+86 (20) 2982 9356

(Telephone number, including area code)

ADAIAH DISTRIBUTION, INC.

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

31,518,466 shares common stock issued and outstanding as of June 11, 2021.

HUAIZHONG HEALTH GROUP, INC.

FORM 10-Q

FOR THE PERIOD ENDED APRIL 30, 2021

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUAIZHONG HEALTH GROUP, INC.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL 30, 2021

F-1

HUAIZHONG HEALTH GROUP, INC.

Balance Sheets

(Unaudited)

	April 30,	October 31,
	2021	2020
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	14,474	10,913
Due to related party	28,542	8,559
Total Current Liabilities	43,016	19,472

Total Liabilities	43,016	19,472

Stockholders’ Deficit
Common stock: 750,000,000 shares authorized; $0.001 par value 31,518,466 issued and outstanding at April 30, 2021 and October 31, 2020	31,518	31,518
Additional paid in capital	257,587	257,587
Accumulated deficit	(332,121)	(308,577)
Total Stockholders’ Deficit	(43,016)	(19,472)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-2

HUAIZHONG HEALTH GROUP, INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating Expenses
Professional fees	11,959	-	21,569	-
General and administrative	300	6,304	1,975	11,622
Total Operating Expenses	12,259	6,304	23,544	11,622

Operating Loss	(12,259)	(6,304)	(23,544)	(11,622)

Other Income (Expense)
Interest expense	-	(154)	-	(269)
Total Other Expense	-	(154)	-	(269)

Net Loss	$(12,259)	$(6,458)	$(23,544)	$(11,891)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Basic and diluted weighted average common shares outstanding	31,518,466	517,853	31,518,466	517,853

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-3

HUAIZHONG HEALTH GROUP, INC.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Six Months Ended April 30, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - October 31, 2020	31,518,466	$31,518	$257,587	$(308,577)	$(19,472)

Net loss	-	-	-	(11,285)	(11,285)
Balance - January 31, 2021	31,518,466	31,518	257,587	(319,862)	(30,757)

Net loss	-	-	-	(12,259)	(12,259)
Balance - April 30, 2021	31,518,466	$31,518	$257,587	$(332,121)	$(43,016)

For the Six Months Ended April 30, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - October 31, 2019	517,853	$518	$250,482	$(272,097)	$(21,097)

Net loss	-	-	-	(5,433)	(5,433)
Balance - January 31, 2020	517,853	518	250,482	(277,530)	(26,530)

Net loss	-	-	-	(6,458)	(6,458)
Balance - April 30, 2020	517,853	$518	$250,482	$(283,988)	$(32,988)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-4

HUAIZHONG HEALTH GROUP, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	April 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,544)	$(11,891)
Changes in current assets and liabilities:
Related party advances funding operations	19,983	10,730
Prepaid expenses	-	(750)
Accounts payable	3,561	1,911
Net cash used in operating activities	-	-

Net change in cash for the period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-5

HUAIZHONG HEALTH GROUP, INC.

Notes to the Unaudited Financial Statements

April 30, 2021

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at April 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

F-6

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of April 30, 2021, the Company has suffered recurring losses from operations, has an accumulated deficit of $332,121 and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2021.

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

During the six months ended April 30, 2021, the Company’s sole officer advanced to the Company an amount of $19,983 by paying for expenses on behalf of the Company. As of April 30, 2021, and October 31, 2020, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $28,542 and $8,559, respectively.

Other

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the CEO and President, of the Company to use at no charge.

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

The Company was in the development phase of its custom pillow distribution business. During the third fiscal quarter ending July 31, 2018, the Company had ceased its operations of its Pillow manufacturing and sales.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of April 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and implement new business opportunities and/or consummate an acceptable merger or acquisition transaction.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s management. While the Company has limited assets and no operating revenues, the Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities and/or combinations in in any type of business, industry or geographical location. In its efforts, the Company will consider the following kinds of factors:

(a) potential for growth, indicated by new technology, anticipated market expansion or new products.

(b) competitive position as compared to other operations of similar size and experience within the industry segment as well as within the industry as a whole.

(c) strength and diversity of management, either in place or scheduled for recruitment.

(d) capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources.

(e) the cost of participation by the Company as compared to the perceived tangible and intangible values and potentials.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended April 30, 2021, which are included herein.

Our operating results for the six months ended April 30, 2021, and 2020 and the changes between those periods for the respective items are summarized as follows.

Results of Operations for the three months ended April 30, 2021, and 2020

	Three Months Ended
	April 30,
	2021	2020	Change
Operating expenses	12,259	6,304	5,955
Interest expense	-	154	(154)
Net loss	$12,259	$6,458	$5,801

During the three months ended April 30, 2021, and 2020, no operating revenues were recorded.

We had a net loss of $12,259 and $6,458 for the three months ended April 30, 2021, and 2020, respectively. The increase in net loss of $5,801 was primarily due to an increase in operating expenses of $5,955 and offset by a decrease in interest expenses of $154.

Operating expenses for the three months ended April 30, 2021, and 2020 were $12,259 and $6,304, respectively.

During the three months ended April 30,2021, the operating expenses were primarily attributed to professional fees of $11,959, for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general administrative expenses of $300.

During the three months ended April 30, 2020, the operation expenses were primarily attributed to professional fees of $6,304 for maintaining reporting status with the Securities and Exchange Commission (“SEC”).

Interest expenses for the three months ended April 30, 2021, and 2020, were $0 and $154, respectively, represent interest expense to convertible note (former related party) on funds advanced to the Company.

Results of Operations for the six months ended April 30, 2021, and 2020

	Six Months Ended
	April 30,
	2021	2020	Change
Operating expenses	23,544	11,622	11,922
Interest expense	-	269	(269)
Net loss	$23,544	$11,891	$11,653

During the six months ended April 30, 2021, and 2020, no operating revenues were recorded.

We had a net loss of $23,544 and $11,891 for the six months ended April 30, 2021, and 2020, respectively. The increase in net loss of $11,653 was primarily due to an increase in operating expenses of $11,922 and offset by a decrease in interest expenses of $269.

Operating expenses for the six months ended April 30, 2021, and 2020 were $23,544 and $11,622, respectively.

During the six months ended April 30,2021, the operating expenses were primarily attributed to professional fees of $21,569, for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general administrative expenses of $1,975.

During the six months ended April 30, 2020, the operation expenses were primarily attributed to professional fees of $11,622 for maintaining reporting status with the Securities and Exchange Commission (“SEC”).

Interest expenses for the six months ended April 30, 2021, and 2020, were $0 and $269, respectively, represent interest expense to convertible note (former related party) on funds advanced to the Company.

Balance Sheet Data:

	April 30,	October 31,
	2021	2020	Change
Cash	$-	$-	$-
Current Assets	-	-	-
Current Liabilities	43,016	19,472	23,544
Working Capital (Deficiency)	$(43,016)	$(19,472)	$(23,544)

As of April 30, 2021, our current assets were $0, and our current liabilities were $43,016 which resulted in working capital deficiency of $43,016.

As of April 30, 2021, current liabilities were comprised of $14,474 in accounts payable and $28,542 in due to related party, compared to $10,913 in accounts payable and $8,559 in due to related party as of October 31, 2020.

As of April 30, 2021, our working capital deficiency increased by $23,544 from $19,472 on October 31, 2020, to $43,016 on April 30, 2021, primarily due to an increase in current liabilities of $23,544.

Cash Flow Data:

Six Months Ended
April 30,
	2021	2020	Change
Cash provided by operating activities	$-	$-	$-
Cash provided by investing activities	-	-	-
Cash provided by financing activities	-	-	-
Net change in cash for period	$-	$-	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended April 30, 2021, net cash flows used in operating activities was $0, consisting of a net loss of $23,544, reduced by an increase in accounts payable and accrued liabilities of $3,561 and expenses paid by related party of $19,983. For the six months ended April 30, 2020, net cash flows used in operating activities was $0, consisting of a net loss of $11,891, reduced by an increase in accounts payable of $1,911 and expenses paid by related party of $10,730, and increased by prepaid expenses of $750.

Cash Flows used in Investing Activities

During the six months years ended April 30, 2021, and 2020, we had no investing activities.

Cash Flows from Financing Activities

During the six months ended April 30, 2021, and 2020, we had no financing activities.

Going Concern

As of April 30, 2021, our Company had a net loss of $23,544 and has earned no operating revenues. Our Company intends to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2021. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings or through debt financing. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the six months ended April 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

The following exhibits are included as part of this report:

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit 3.1 to our Form S-1 Registration Statement on December 17, 2013)
3.2	Bylaws (filed as an exhibit 3.2 to our Form S-1 Registration Statement on December 17, 2013)
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

Huaizhong Health Group, Inc.
Registrant

Date: June 14, 2021	By:	/s/ Yuantong Wang
Yuantong Wang
President, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer and Director

