Form 10-Q
period 2021-07-31
Huaizhong Health Group, Inc.
filed 2021-09-09
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

or

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

31,518,466 shares common stock issued and outstanding as of September 9, 2021.

HUAIZHONG HEALTH GROUP, INC.

FORM 10-Q

FOR THE PERIOD ENDED JULY 31, 2021

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUAIZHONG HEALTH GROUP, INC.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JULY 31, 2021

F-1

HUAIZHONG HEALTH GROUP, INC.

Balance Sheets

(Unaudited)

	July 31,	October 31,
	2021	2020
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	9,950	10,913
Due to related party	35,866	8,559
Total Current Liabilities	45,816	19,472

Total Liabilities	45,816	19,472

Stockholders' Deficit
Common stock: 750,000,000 shares authorized; $0.001 par value
31,518,466 issued and outstanding at January 31, 2021 and October 31, 2020	31,518	31,518
Additional paid in capital	257,587	257,587
Accumulated deficit	(334,921)	(308,577)
Total Stockholders' Deficit	(45,816)	(19,472)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-2

HUAIZHONG HEALTH GROUP, INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating Expenses:
Professional fees	1,150	-	22,719	-
General and administrative	1,650	10,508	3,625	22,189
Total operating expenses	2,800	10,508	26,344	22,189

Operating Loss	(2,800)	(10,508)	(26,344)	(22,189)

Other income (expense)
Interest expense	-	(269)	-	(479)
Total other expense	-	(269)	-	(479)

Net loss before taxes	(2,800)	(10,777)	(26,344)	(22,668)

Income tax benefit	-	-	-	-

Net Loss	$(2,800)	$(10,777)	$(26,344)	$(22,668)

Net loss per common share, basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.01)
Basic and diluted weighted average common shares outstanding	31,518,466	517,853	31,518,466	3,273,409

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-3

HUAIZHONG HEALTH GROUP, INC.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Nine Months Ended July 31, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - October 31, 2020	31,518,466	$31,518	$257,587	$(308,577)	$(19,472)

Net loss	-	-	-	(11,285)	(11,285)
Balance - January 31, 2021	31,518,466	31,518	257,587	(319,862)	(30,757)

Net loss	-	-	-	(12,259)	(12,259)
Balance - April 30, 2021	31,518,466	31,518	257,587	(332,121)	(43,016)

Net loss	-	-	-	(2,800)	(2,800)
Balance - July 31, 2021	31,518,466	$31,518	$257,587	$(334,921)	$(45,816)

For the Nine Months Ended July 31, 2020

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - October 31, 2019	517,853	$518	$250,482	$(272,097)	$(21,097)

Net loss	-	-	-	(5,433)	(5,433)
Balance - January 31, 2020	517,853	518	250,482	(277,530)	(26,530)

Net loss	-	-	-	(6,458)	(6,458)
Balance - April 30, 2020	517,853	518	250,482	(283,988)	(32,988)

Common stock issued for conversion of convertible note- former related party	31,000,000	31,000	-	-	31,000
Common stock issued for rounding on the reverse split	613	-	-	-	-
Net loss	-	-	-	(10,777)	(10,777)
Balance - July 31, 2020	31,518,466	$31,518	$250,482	$(294,765)	$(12,765)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-4

HUAIZHONG HEALTH GROUP, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	July 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,344)	$(22,668)
Changes in current assets and liabilities:
Related party advances funding operations	27,307	25,265
Accrued interest -related party	-	479
Accounts payable and accrued liabilities	(963)	(3,076)
Net cash used in operating activities	-	-

Net change in cash for the period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of convertible note- related party	$-	$31,000

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-5

HUAIZHONG HEALTH GROUP, INC.

Notes to the Unaudited Financial Statements

July 31, 2021

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at July 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of July 31, 2021, the Company has suffered recurring losses from operations, has an accumulated deficit of $334,921 and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2021.

The ability of the Company to emerge from an early stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

F-6

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2021, the Company’s sole officer advanced to the Company an amount of $27,307 by paying for expenses on behalf of the Company. As of July 30, 2021, and October 31, 2020, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $35,866 and $8,559, respectively.

Other

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the CEO and President, of the Company to use at no charge.

NOTE 4 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of July 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and implement new business opportunities and/or consummate an acceptable merger or acquisition transaction.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended July 31, 2021, which are included herein.

Our operating results for the nine months ended July 31, 2021 and 2020 and the changes between those periods for the respective items are summarized as follows.

Results of Operations for the three months ended July 31, 2021 and 2020

	Three Months Ended
	July 31,
	2021	2020	Change
Operating expenses	$2,800	$10,508	$(7,708)
Interest expense	-	269	(269)
Net loss	$2,800	$10,777	$(7,977)

During the three months ended July 31, 2021, and 2020, no operating revenues were recorded.

We had a net loss of $2,800 and $10,777 for the three months ended July 31, 2021 and 2020, respectively. The decrease in net loss of $7,977 was primarily due to decrease in operating expenses of $7,708 and interest expenses of $269.

Operating expenses for the three months ended July 31, 2021 and 2020 were $2,800 and $10,508, respectively.

During the three months ended July 31, 2021, the operating expenses were primarily attributed to professional fees of $1,150, for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general administrative expenses of $1,650.

During the three months ended July 31, 2020, the operation expenses were primarily attributed to professional fees of $10,508 for maintaining reporting status with the Securities and Exchange Commission (“SEC”).

Interest expenses for the three months ended July 31, 2021 and 2020, were $0 and $269, respectively, representing interest expense to convertible note (former related party) on funds advanced to the Company.

Results of Operations for the nine months ended July 31, 2021 and 2020

	Nine Months Ended
	July 31,
	2021	2020	Change
Operating expenses	$26,344	$22,189	$4,155
Interest expense	-	479	(479)
Net loss	$26,344	$22,668	$3,676

During the nine months ended July 31, 2021, and 2020 no operating revenues were recorded.

We had a net loss of $26,344 and $22,668 for the nine months ended July 31, 2021 and 2020, respectively. The increase in net loss of $3,676 was primarily due to an increase in operating expenses of $4,155 and offset by a decrease in interest expenses of 479.

Operating expenses for the nine months ended July 31, 2021 and 2020 were $26,344 and $22,189, respectively.

During the nine months ended July 31,2021, the operating expenses were primarily attributed to professional fees of $22,719, for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general administrative expenses of $3,625.

During the nine months ended July 31, 2020, the operation expenses were primarily attributed to professional fees of $22,189 for maintaining reporting status with the Securities and Exchange Commission (“SEC”).

Interest expenses for the nine months ended July 31, 2021 and 2020, were $0 and $479, respectively, represent interest expense to convertible note (former related party) on funds advanced to the Company.

Balance Sheet Data:

	July 31,	October 31,
	2021	2020	Change
Cash	$-	$-	$-
Current Assets	-	-	-
Current Liabilities	45,816	19,472	26,344
Working Capital (Deficiency)	$(45,816)	$(19,472)	$(26,344)

As of July 31, 2021, our current assets were $0, and our current liabilities were $45,816 which resulted in working capital deficiency of $45,816.

As of July 31, 2021, current liabilities were comprised of $9,950 in accounts payable and $35,866 in due to related party, compared to $10,913 in accounts payable and $8,559 in due to related party as of October 31, 2020.

As of July 31, 2021, our working capital deficiency increased by $26,344 from $19,472 on October 31, 2020, to $45,816 on July 31, 2021, primarily due to an increase in current liabilities of $26,344.

Cash Flow Data:

Nine Months Ended
July 31,
	2021	2020	Change
Cash used in operating activities	$-	$-	$-
Cash provided by (used in) investing activities	-	-	-
Cash provided by financing activities	-	-	-
Net change in cash for period	$-	$-	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended July 31, 2021, net cash flows used in operating activities was $0, consisting of a net loss of $26,344, reduced by an increase in expenses paid by related party of $27,307 and increased by a decrease in accounts payable and accrued liabilities of $963. For the nine months ended July 31, 2020, net cash flows used in operating activities was $0, consisting of a net loss of $22,668, reduced by an increase in expenses paid by related party of $25,265 and accrued interest – related party of $479, and increased by a decrease in accounts payable and accrued liabilities of $3,076.

Cash Flows used in Investing Activities

During the nine months years ended July 31, 2021, and 2020, we had no investing activities.

Cash Flows from Financing Activities

During the nine months ended July 31, 2021, and 2020, we had no financing activities.

Going Concern

As of July 31, 2021, our Company had a net loss of $26,344 and has earned no operating revenues. Our Company intends to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2021. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings or through debt financing. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended July 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Huaizhong Health Group, Inc.
Registrant

Date: September 9, 2021	By:	/s/ Yuantong Wang
Yuantong Wang
President, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer and Director

