Form 10-K
period 2021-10-31
Huaizhong Health Group, Inc.
filed 2022-01-26
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the Registrant on April 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $657,673, based on the closing stock price.

As of January 24, 2022, 31,518,466 shares of the registrant’s common stock were outstanding.

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

Offices

Our president and director, Yuantong Wang currently takes care of our administrative duties from his office in Tianan Technology Park, 13/F Headquarter, Center Building 16, 555 Panyu North Ave., Panyu District, Guangzhou City, China, at no cost to the Company.

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

Security Holders

As of January 25, 2022, there were approximately 36 registered stockholders, holding 31,518,466 shares of our issued and outstanding common stock.

Dividend Policy

We have never paid a cash dividend on our common stock. We currently intend to retain all earnings, if any, to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities

During our fiscal year ended October 31, 2021, all sales of equity securities that were not registered under the Securities Act were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended October 31, 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of our results of operations and financial condition for fiscal years ended October 31, 2021 and 2020, should be read in conjunction with our financial statements and the related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements, and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Results of Operations

 The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended October 31, 2021, which are included herein.

Our operating results for the years ended October 31, 2021 and 2020 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	October 31,
	2021	2020	Change
Operating expenses	30,829	36,001	(5,172)
Interest expense	-	479	(479)
Net loss	$30,829	$36,480	$(5,651)

During the years ended October 31, 2021 and 2020, no operating revenues were recorded.

We had a net loss of $30,829 for the year ended October 31, 2021, and $36,480 for the year ended October 31, 2020. The decrease in net loss of $5,651was primarily due to a decrease in operating expenses of $5,172 and interest expenses of $479.

Operating expenses for the years ended October 31, 2021 and 2020 were $30,829 and $36,001, respectively.

During the year ended October 31,2021, the operating expenses, were primarily attributed to professional fees of $27,919, for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general administrative expenses of $2,910.

During the year ended October 31, 2020, the operation expenses were primarily attributed to professional fees of $35,101 and general administrative expenses of $900.

Interest expenses for the years ended October 31, 2021 and 2020, were $0 and $479, respectively, represent interest expense to convertible note related party on funds advanced to the Company.

Balance Sheet Data:

	October 31,	October 31,
	2021	2020	Change
Cash	$-	$-	$-
Current Assets	-	-	-
Current Liabilities	50,301	19,472	30,829
Working Capital (Deficiency)	$(50,301)	$(19,472)	$(30,829)

As of October 31, 2021, our current assets were $0, and our current liabilities were $50,301 which resulted in working capital deficiency of $50,301.

As of October 31, 2021, current liabilities were comprised of $9,950 in accounts payable and $40,351 in due to related party, compared to $10,913 in accounts payable and $8,559 in due to related party as of October 31, 2020.

As of October 31, 2021, our working capital deficiency increased by $30,829 from $19,472 on October 31, 2020, to $50,301 on October 31, 2021, primarily due to an increase in due to related party, for the payment of operating expenses.

Cash Flow Data:

Years Ended
October 31,
	2021	2020	Change
Cash used in operating activities	$-	$-	$-
Cash provided by investing activities	-	-	-
Cash provided by financing activities	-	-	-
Net change in cash for period	$-	$-	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended October 31, 2021, net cash flows used in operating activities was $0, consisting of a net loss of $30,829, reduced by an increase in expenses paid by related party of $31,792 and increased by a decrease in accounts payable of $963. For the year ended October 31, 2020, net cash flows used in operating activities was $0, consisting of a net loss of $36,480, reduced by an increase in accounts payable of $251 and expenses paid by related party of $36,229.

Cash Flows used in Investing Activities

During the years ended October 31, 2021 and 2020, we had no investing activities.

Cash Flows from Financing Activities

During the years ended October 31, 2021 and 2020, we had no financing activities.

Going Concern

As of October 31, 2021, our Company had a net loss of $30,829 and has earned no operating revenues. Our Company intends to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2022. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings or through debt financing. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe there are no material estimates or assumptions with levels of subjectivity and judgement necessary to be considered critical accounting policies.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2021. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of October 31, 2021 due to the material weaknesses and significant deficiencies discussed below.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of October 31, 2021. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of October 31, 2021 because it identified the following material weakness and significant deficiencies:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this annual report.

Name and Address of Executive Officer and/or Director	Age	Position	Date of First Appointment

Yuantong Wang	53	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Sole Director	August 14, 2020

Business Experience

The following is a brief description of the background on our sole officer and director.

Yuantong Wang, 53, has been Chief Executive Officer of Guangzhou Huaizhong Health Technology Co., Ltd since October 2015. From December 2011 to September 2015 he served as the General Manager of Beijing Hengyikang Industry and Trade Co., Ltd. He earned a Diploma for Higher Education with a major in Library and Information Science from Tianjin Business School in 1989.

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

Nomination Process

As of October 31, 2021, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board. Our Board does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board has determined that it is in the best position to evaluate our requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on our Board. If shareholders wish to recommend candidates directly to our Board, they may do so by sending communications to our President at the address on the cover of this annual report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during the fiscal year ended October 31, 2021.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which is defined as follows:

(a)	all individuals serving as our principal executive officer during the year ended October 31, 2021; and

(b)	each of our two other most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2021.

Name and Position	Fiscal Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Yosef Yafer(1) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2020	-0-	0	-0-	-0-	-0-	-0-	-0

Yuantong Wang(1) , President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

No compensation was paid to non-employee directors for the year ended October 31, 2021.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board or a committee thereof.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 24, 2022 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

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

(3)	Based on 31,518,466 issued and outstanding shares of Common Stock as of January 24, 2022.

Change-in-Control Arrangements

We do not know of any arrangements, which may, at a subsequent date, result in a change-in-control.

Item 13. Certain Relationships and Related Transactions, Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

For the years ended October 31, 2021 and 2020, the Company recorded interest expense of $0 and $479, respectively.

On August 12, 2020, in connection with change of control and stock purchase agreement, the former CEO forgave the convertible note of $4,221 and accrued interest of $479.

During the year ended October 31, 2020, the former CEO paid vendors’ invoice of $27,670 and the amounts of $2,405 was forgiven and $25,265 was settled by issuance of convertible note of $25,265.

During the year ended October 31, 2020, The Company converted $31,000 convertible note related to former CEO into 31,000,000 restricted common shares of the Company.

During the years ended October 31, 2021 and 2020, the Company’s sole officer and director advanced to the Company an amount of $31,792 and $8,559 by paying for expenses on behalf of the Company. As of October 31, 2021, and 2020, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $40,351 and $8,559, respectively.

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed, or expected to be billed, to us by our independent registered public accounting firm for the years ended October 31, 2021 and 2020, for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as “audit fees;” (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Year ended October 31, 2021	Year ended October 31, 2020
Audit fees(1)	$10,750	$9,200
Audit-related fees	-	-
Tax fees (2)	700	750
All other fees	-	-
Total fees	$11,450	$9,950

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

(1)

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-10.

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

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

________

* Filed herewith.

** Furnished herewith.

 ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUAIZHONG HEALTH GROUP, INC.

Date: January 25, 2022	By:	/s/ Yuantong Wang
Yuantong Wang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HUAIZHONG HEALTH GROUP, INC.

Date: January 25, 2022	By:	/s/ Yuantong Wang
Yuantong Wang
President, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer and Director

ADAIAH DISTRIBUTION, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2021 AND 2020

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Shareholders:

Huaizhong Health Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Huaizhong health Group, Inc. as of October 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ (deficit) and cash flows for the periods then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audits of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note 1 to the financial statements, the Company has incurred losses each year from inception through October 31, 2021 and expects to incur additional losses in the future.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

We reviewed the Company’s working capital and liquidity ratios and forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

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

Seattle, Washington

January 10, 2022

HUAIZHONG HEALTH GROUP, INC.

Balance Sheets

	October 31,	October 31,
	2021	2020
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	9,950	10,913
Due to related party	40,351	8,559
Total Current Liabilities	50,301	19,472

Total Liabilities	50,301	19,472

Stockholders’ Deficit
Common stock: 750,000,000 shares authorized; $0.001 par value
31,518,466 issued and outstanding	31,518	31,518
Additional paid in capital	257,587	257,587
Accumulated deficit	(339,406)	(308,577)
Total Stockholders’ Deficit	(50,301)	(19,472)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these audited financial statements.

HUAIZHONG HEALTH GROUP, INC.

Statements of Operations

	Years Ended
	October 31,
	2021	2020

Revenue	$-	$-

Operating Expenses:
Professional fees	27,919	35,101
General and administrative	2,910	900
Total operating expenses	30,829	36,001

Operating Loss	(30,829)	(36,001)

Other income (expense)
Interest expense	-	(479)
Total other expense	-	(479)

Net loss before taxes	(30,829)	(36,480)

Income tax benefit	-	-

Net Loss	$(30,829)	$(36,480)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	31,518,466	10,455,090

The accompanying notes are an integral part of these audited financial statements.

HUAIZHONG HEALTH GROUP, INC.

Statements of Changes in Stockholders’ Deficit

For the Years Ended October 31, 2021 and 2020

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - October 31, 2019	517,853	$518	$250,482	$(272,097)	$(21,097)

Common stock issued for conversion of convertible note- former related party	31,000,000	31,000	-	-	31,000
Common stock issued for rounding on the reverse split	613	-	-	-	-
Forgiveness of due to related party	-	-	2,405	-	2,405
Forgiveness of convertible note payable - related party	-	-	4,700	-	4,700
Net loss	-	-	-	(36,480)	(36,480)
Balance - October 31, 2020	31,518,466	31,518	257,587	(308,577)	(19,472)

Net loss	-	-	-	(30,829)	(30,829)
Balance - October 31, 2021	31,518,466	$31,518	$257,587	$(339,406)	$(50,301)

The accompanying notes are an integral part of these audited financial statements.

HUAIZHONG HEALTH GROUP, INC.

Statement of Cash Flows

	Years Ended
	October 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,829)	$(36,480)
Changes in current assets and liabilities:
Related party advances funding operations	31,792	36,229
Accounts payable	(963)	251
Net cash used in operating activities	-	-

Net change in cash for the period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for conversion of convertible note- related party	$-	$31,000
Convertible note issued for settlement of due to related party	$-	$25,265
Forgiveness of due to related party	$-	$2,405
Forgiveness of convertible note payable and accrued interest - related party	$-	$4,700

The accompanying notes are an integral part of these audited financial statements.

HUAIZHONG HEALTH GROUP, INC.

Notes to the Financial Statements

October 31, 2021 and 2020

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of October 31, 2021, the Company has suffered recurring losses from operations, has an accumulated deficit of $339,406 and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2022.

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

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had no cash at October 31, 2021 and 2020, respectively.

Fair Value of Measurements

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2021 and 2020.

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

As of October 31, 2021, and 2020, there were 31,518,466 shares of common stock issued and outstanding.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of October 31, 2021 and 2020 are as follows:

	October 31,	October 31,
	2021	2020
Net Operating Loss	$(30,829)	$(36,480)
Effective tax rate	21%	21%
Income Tax expense	(6,474)	(7,661)
Less: valuation allowance	6,474	7,661
Income Tax Expense	$-	$-

Net deferred tax assets consist of the following components as of October 31, 2021 and 2020:

	October 31,	October 31,
	2021	2020
Net Operating Loss carryforward	$71,275	$64,801
Valuation allowance	(71,275)	(64,801)
Net deferred tax asset	$-	$-

At October 31, 2021, the Company had $339,406 of net operating losses (“NOLs”), which begin to expire beginning in 2039. NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely

The NOL carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382. The Company experienced a change in control for tax purposes in August 2020 (see Note 1). Due to change of control, the Company will not be able to carryover approximately $294,765 of NOL generated before August 12, 2020 to offset future income.

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

On July 7, 2020, convertible note of $31,000 was converted into 31,000,000 shares of common stock (see Notes 3).

On August 12, 2020, in connection with change of control and stock purchase agreement (Note 1), the former CEO forgave the convertible note of $4,221 and accrued interest of $479.

Note 6 – Related Party Transactions

During the year ended October 31, 2020, the former CEO paid vendors’ invoice of $27,670 and the amounts of $2,405 was forgiven and $25,265 was settled by issuance of convertible note of $25,265.

During the years ended October 31, 2021 and 2020, the Company’s sole officer and director advanced to the Company an amount of $31,792 and $8,559 by paying for expenses on behalf of the Company. As of October 31, 2021, and 2020, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $40,351 and $8,559, respectively.

Note 7 – Subsequent Events

The Company has evaluated subsequent events from October 31, 2021, through the date these financial statements were issued and determined no additional events to disclose.

