Form 10-Q
period 2022-01-31
Huaizhong Health Group, Inc.
filed 2022-03-31
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒Yes ☐ No

31,518,466 shares common stock issued and outstanding as of March 11, 2022.

HUAIZHONG HEALTH GROUP, INC.

FORM 10-Q

FOR THE PERIOD ENDED JANUARY 31, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUAIZHONG HEALTH GROUP, INC.

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JANUARY 31, 2022

F-1

HUAIZHONG HEALTH GROUP, INC.

Balance Sheets

(Unaudited)

	January 31,	October 31,
	2022	2021
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	10,000	9,950
Due to related party	50,026	40,351
Total Current Liabilities	60,026	50,301

Total Liabilities	60,026	50,301

Stockholders' Deficit
Common stock: 750,000,000shares authorized; $0.001par value
31,518,466issued and outstanding	31,518	31,518
Additional paid in capital	257,587	257,587
Accumulated deficit	(349,131)	(339,406)
Total Stockholders' Deficit	(60,026)	(50,301)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-2

HUAIZHONG HEALTH GROUP, INC.

Statements of Operations

(Unaudited)

	Three Months Ended
	January 31,
	2022	2021

Revenue	$-	$-

Operating Expenses:
Professional fees	9,725	9,610
General and administrative	-	1,675
Total operating expenses	9,725	11,285

Operating Loss	(9,725)	(11,285)

Net loss before taxes	(9,725)	(11,285)

Income tax benefit	-	-

Net Loss	$(9,725)	$(11,285)

Net loss per common share, basic and diluted	$(0.0003)	$(0.0004)
Basic and diluted weighted average common shares outstanding	31,518,466	31,518,466

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-3

HUAIZHONG HEALTH GROUP, INC.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended January 31, 2022

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - October 31, 2021	31,518,466	$31,518	$257,587	$(339,406)	$(50,301)

Net loss	-	-	-	(9,725)	(9,725)
Balance - January 31, 2022	31,518,466	$31,518	$257,587	$(349,131)	$(60,026)

For the Three Months Ended January 31, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - October 31, 2020	31,518,466	$31,518	$257,587	$(308,577)	$(19,472)

Net loss	-	-	-	(11,285)	(11,285)
Balance - January 31, 2021	31,518,466	$31,518	$257,587	$(319,862)	$(30,757)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-4

HUAIZHONG HEALTH GROUP, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,725)	$(11,285)
Changes in current assets and liabilities:
Related party advances funding operations	9,675	12,188
Accounts payable and accrued liabilities	50	(903)
Net cash used in operating activities	-	-

Net change in cash for the period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended October 31, 2021, as filed with the SEC on January 26, 2022.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of January 31, 2022, the Company has suffered recurring losses from operations, has an accumulated deficit of $349,131 and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2022.

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of January 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and implement new business opportunities and/or consummate an acceptable merger or acquisition transaction.

F-6

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended July 31,2022 and 2021, the Company’s sole officer advanced to the Company an amount of $9,675 and $12,188 by paying for expenses on behalf of the Company. As of January 31, 2022, and October 31, 2021, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $50,026 and $40,351, respectively.

Other

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the CEO and President, of the Company to use at no charge.

NOTE 4 - SUBSEQUENT EVENTS

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of January 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s plan of operations is uncertain. A prolonged outbreak could have a material adverse impact on the Company’s ability to identify and implement new business opportunities and/or consummate an acceptable merger or acquisition transaction.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended January 31, 2022, which are included herein.

Our operating results for the three months ended January 31, 2022 and 2021 and the changes between those periods for the respective items are summarized as follows.

Results of Operations for the three months ended January 31, 2022 and 2021

	Three Months Ended
	January 31,
	2022	2021	Change
Operating expenses	9,725	11,285	(1,560)
Net loss	$9,725	$11,285	$(1,560)

During the three months ended January 31, 2022 and 2021, no operating revenues were recorded.

We had a net loss of $9,725 and $11,285 for the three months ended January 31, 2022 and 2021, respectively. The decrease in net loss of $1,560 was primarily due to a decrease in operating expenses of $1,560.

Operating expenses for the three months ended January 31, 2022 and 2021 were $9,725 and $11,285, respectively.

During the three months ended January 31,2022, the operating expenses, were primarily attributed to professional fees of $9,725, for maintaining reporting status with the Securities and Exchange Commission (“SEC”).

During the three months ended January 31, 2021, the operation expenses were primarily attributed to professional fees of $9,610 for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general administrative expenses of $1,675.

Balance Sheet Data:

	January 31,	October 31,
	2022	2021	Change
Cash	$-	$-	$-
Current Assets	-	-	-
Current Liabilities	60,026	50,301	9,725
Working Capital (Deficiency)	$(60,026)	$(50,301)	$(9,725)

As of January 31, 2022, our current assets were $0, and our current liabilities were $60,026 which resulted in working capital deficiency of $60,026.

As of January 31, 2022, current liabilities were comprised of $10,000 in accounts payable and accrued liabilities, $50,026 in due to related party, compared to $9,950 in accounts payable and accrued liabilities, $40,351 in due to related party as of October 31, 2021.

As of January 31, 2022, our working capital deficiency increased by $9,725 from $50,301 on October 31, 2021, to $60,026 on January 31, 2022, primarily due to an increase in current liabilities of $9,725.

Cash Flow Data:

Three Months Ended
January 31,
	2022	2021	Change
Cash used in operating activities	$-	$-	$-
Cash provided by (used in) investing activities	-	-	-
Cash provided by financing activities	-	-	-
Net change in cash for period	$-	$-	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended January 31, 2022, net cash flows used in operating activities was $0, consisting of a net loss of $9,725, reduced by an increase in accounts payable and accrued liabilities of $50 and expenses paid by related party of $9,675. For the three months ended January 31, 2021, net cash flows used in operating activities was $0, consisting of a net loss of $11,285, increased by an decrease in accounts payable and accrued liabilities of $903 and offset by an increase in expenses paid by related party of $12,188.

Cash Flows used in Investing Activities

During the three months years ended January 31, 2022 and 2021, we had no cash used in investing activities.

Cash Flows from Financing Activities

During the three months ended January 31, 2022 and 2021, we had no cash used in financing activities.

Going Concern

As of January 31, 2022, our Company had a net loss of $9,725 and has earned no operating revenues. Our Company intends to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2022. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings or through debt financing. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended January 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 _____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huaizhong Health Group, Inc.
Registrant

Date: March 31, 2022	By:	/s/ Yuantong Wang
Yuantong Wang
President, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial Officer and Director

