Form 10-Q
period 2022-04-30
Huaizhong Health Group, Inc.
filed 2022-07-29
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

31,518,466 shares common stock issued and outstanding as of August 29, 2022.

HUAIZHONG HEALTH GROUP, INC.

FORM 10-Q

FOR THE PERIOD ENDED APRIL 30, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 HUAIZHONG HEALTH GROUP, INC.

Balance Sheets

(Unaudited)

	April 30,	October 31,
	2022	2021
ASSETS
Current Assets
Cash	$-	$-
Prepaid expenses	2,750	-
Total Current Assets	2,750	-

Total Assets	$2,750	$-

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	10,000	9,950
Due to related party	58,926	40,351
Total Current Liabilities	68,926	50,301

Total Liabilities	68,926	50,301

Stockholders' Deficit
Common stock: 750,000,000 shares authorized; $0.001 par value
31,518,466 issued and outstanding	31,518	31,518
Additional paid in capital	257,587	257,587
Accumulated deficit	(355,281)	(339,406)
Total Stockholders' Deficit	(66,176)	(50,301)
Total Liabilities and Stockholders' Deficit	$2,750	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-1

HUAIZHONG HEALTH GROUP, INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating Expenses:
Professional fees	5,900	11,959	15,625	21,569
General and administrative	250	300	250	1,975
Total operating expenses	6,150	12,259	15,875	23,544

Operating Loss	(6,150)	(12,259)	(15,875)	(23,544)

Net loss before taxes	(6,150)	(12,259)	(15,875)	(23,544)

Income tax benefit	-	-	-	-

Net Loss	$(6,150)	$(12,259)	$(15,875)	$(23,544)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	31,518,466	31,518,466	31,518,466	31,518,466

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-2

HUAIZHONG HEALTH GROUP, INC.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Six Months Ended April 30, 2022

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - October 31, 2021	31,518,466	$31,518	$257,587	$(339,406)	$(50,301)

Net loss	-	-	-	(9,725)	(9,725)
Balance - January 31, 2022	31,518,466	31,518	257,587	(349,131)	(60,026)

Net loss	-	-	-	(6,150)	(6,150)
Balance - April 30, 2022	31,518,466	$31,518	$257,587	$(355,281)	$(66,176)

For the Six Months Ended April 30, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - October 31, 2020	31,518,466	$31,518	$257,587	$(308,577)	$(19,472)

Net loss	-	-	-	(11,285)	(11,285)
Balance - January 31, 2021	31,518,466	31,518	257,587	(319,862)	(30,757)

Net loss	-	-	-	(12,259)	(12,259)
Balance - April 30, 2021	31,518,466	$31,518	$257,587	$(332,121)	$(43,016)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-3

HUAIZHONG HEALTH GROUP, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	April 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,875)	$(23,544)
Changes in current assets and liabilities:
Related party advances funding operations	18,575	19,983
Prepaid expenses	(2,750)	-
Accounts payable	50	3,561
Net cash used in operating activities	-	-

Net change in cash for the period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-4

HUAIZHONG HEALTH GROUP, INC.

Notes to the Unaudited Financial Statements

April 30, 2022

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of April 30, 2022, the Company has suffered recurring losses from operations, has an accumulated deficit of $355,281 and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2022.

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

During the six months ended April 30, 2022 and 2021, the Company’s sole officer advanced to the Company an amount of $18,575 and $19,983 by paying for expenses on behalf of the Company. As of April 30, 2022, and October 31, 2021, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $58,926 and $40,351, respectively.

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

F-5

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

Plan of Operations and Cash Requirements

We are no longer attempting to implement our original business plan. We now intend to look for other business opportunities to implement and/or operating companies with which to engage in a business combination. We do not intend, at this time, to restrict our focus to opportunities or business combinations in any specific industry. Instead, our focus will be on achieving long-term growth potential.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the Company’s management. While the Company has limited assets and no operating revenues, the Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities and/or combinations in any type of business, industry or geographical location. In its efforts, the Company will consider the following kinds of factors:

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended April 30, 2022, which are included herein.

Our operating results for the three months ended April 30, 2022, and 2021 and the changes between those periods for the respective items are summarized as follows:

Results of Operations for the three months ended April 30, 2022, and 2021

	Three Months Ended
	April 30,
	2022	2021	Change
Operating expenses	$6,150	$12,259	(6,109)
Net loss	$6,150	$12,259	$(6,109)

During the three months ended April 30, 2022, and 2021, no operating revenues were recorded.

We had a net loss of $6,150 and $12,259 for the three months ended April 30, 2022, and 2021, respectively. The decrease in net loss of $6,109 was primarily due to a decrease in operating expenses of $6,109.

Operating expenses for the three months ended April 30, 2022, and 2021 were $6,150 and $12,259, respectively.

During the three months ended April 30, 2022, the operating expenses, were primarily attributed to professional fees of $5,900, for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general administrative expenses of $250.

During the three months ended April 30, 2021, the operation expenses were primarily attributed to professional fees of $11,959 for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general administrative expenses of $300.

Results of Operations for the Six months ended April 30, 2022, and 2021

	Six Months Ended
	April 30,
	2022	2021	Change
Operating expenses	$15,875	$23,544	(7,669)
Net loss	$15,875	$23,544	$(7,669)

During the six months ended April 30, 2022, and 2021, no operating revenues were recorded.

We had a net loss of $15,875 and $23,544 for the six months ended April 30, 2022, and 2021, respectively. The decrease in net loss of $7,669 was primarily due to a decrease in operating expenses of $7,669.

Operating expenses for the six months ended April 30, 2022, and 2021 were $15,875 and $23,544, respectively.

During the six months ended April 30, 2022, the operating expenses, were primarily attributed to professional fees of $15,625, for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general administrative expenses of $250.

During the six months ended April 30, 2021, the operation expenses were primarily attributed to professional fees of $21,569, for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general administrative expenses of $1,975.

Balance Sheet Data:

	April 30,	October 31,
	2022	2021	Change
Cash	$-	$-	$-
Current Assets	2,750	-	2,750
Current Liabilities	68,926	50,301	18,625
Working Capital (Deficiency)	$(66,176)	$(50,301)	$(15,875)

As of April 30, 2022, our current assets were $2,750, and our current liabilities were $68,926 which resulted in working capital deficiency of $66,176.

As of April 30, 2022, current liabilities were comprised of $10,000 in accounts payable and $58,926 in due to related party, compared to $9,950 in accounts payable and $40,351 in due to related party as of October 31, 2021.

As of April 30, 2022, our working capital deficiency increased by $15,875 from $50,301 on October 31, 2021, to $66,176 on April 30, 2022, primarily due to an increase in current liabilities of $18,625 offset by an increase in current assets of $2,750.

Cash Flow Data:

Six Months Ended
April 30,
	2022	2021	Change
Cash used in operating activities	$-	$-	$-
Cash used in investing activities	-	-	-
Cash provided by financing activities	-	-	-
Net change in cash for period	$-	$-	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended April 30, 2022, net cash flows used in operating activities was $0, consisting of a net loss of $15,875, reduced by an increase in accounts payable of $50, expenses paid by related party of $18,575 and increased by an increase in prepaid expenses of $2,750. For the six months ended April 30, 2021, net cash flows used in operating activities was $0, consisting of a net loss of $23,544, reduced by an increase in accounts payable of $3,561and expenses paid by related party of $19,983.

Cash Flows used in Investing Activities

During the six months ended April 30, 2022, and 2021, we had no cash used in investing activities.

Cash Flows from Financing Activities

During the six months ended April 30, 2022, and 2021, we had no cash provided by financing activities.

Going Concern

As of April 30, 2022, our Company had a net loss of $15,875 and has earned no operating revenues. Our Company intends to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2022. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings or through debt financing. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

The following exhibits are included as part of this report:

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit 3.1 to our Form S-1 Registration Statement on December 17, 2013)
3.2	Bylaws (filed as an exhibit 3.2 to our Form S-1 Registration Statement on December 17, 2013)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

 _____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huaizhong Health Group, Inc.
Registrant

Date: August 29, 2022	By:	/s/ Yuantong Wang
Yuantong Wang
President, Chief Executive Officer, Chief Financial Officer

