Form 10-Q
period 2022-07-31
Huaizhong Health Group, Inc.
filed 2022-11-04
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ Yes ☐ No

31,518,466 shares common stock issued and outstanding as of November  4, 2022.

HUAIZHONG HEALTH GROUP, INC.

FORM 10-Q

FOR THE PERIOD ENDED July 31, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 HUAIZHONG HEALTH GROUP, INC.

Balance Sheets

(Unaudited)

	July 31,	October 31,
	2022	2021
ASSETS
Current Assets
Cash	$-	$-
Prepaid expenses	6,750	-
Total Current Assets	6,750	-

Total Assets	$6,750	$-

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	10,450	9,950
Due to related party	68,426	40,351
Total Current Liabilities	78,876	50,301

Total Liabilities	78,876	50,301

Stockholders' Deficit
Common stock: 750,000,000 shares authorized; $0.001 par value 31,518,466 issued and outstanding	31,518	31,518
Additional paid in capital	257,587	257,587
Accumulated deficit	(361,231)	(339,406)
Total Stockholders' Deficit	(72,126)	(50,301)
Total Liabilities and Stockholders' Deficit	$6,750	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-1

HUAIZHONG HEALTH GROUP, INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating Expenses:
Professional fees	5,200	1,150	20,825	22,719
General and administrative	750	1,650	1,000	3,625
Total operating expenses	5,950	2,800	21,825	26,344

Operating Loss	(5,950)	(2,800)	(21,825)	(26,344)

Net loss before taxes	(5,950)	(2,800)	(21,825)	(26,344)

Income tax benefit	-	-	-	-

Net Loss	$(5,950)	$(2,800)	$(21,825)	$(26,344)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	31,518,466	31,518,466	31,518,466	31,518,466

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-2

HUAIZHONG HEALTH GROUP, INC.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Nine Months Ended July 31, 2022

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - October 31, 2021	31,518,466	$31,518	$257,587	$(339,406)	$(50,301)

Net loss	-	-	-	(9,725)	(9,725)
Balance - January 31, 2022	31,518,466	31,518	257,587	(349,131)	(60,026)

Net loss	-	-	-	(6,150)	(6,150)
Balance - April 30, 2022	31,518,466	31,518	257,587	(355,281)	(66,176)

Net loss	-	-	-	(5,950)	(5,950)
Balance - July 31, 2022	31,518,466	$31,518	$257,587	$(361,231)	$(72,126)

For the Nine Months Ended July 31, 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - October 31, 2020	31,518,466	$31,518	$257,587	$(308,577)	$(19,472)

Net loss	-	-	-	(11,285)	(11,285)
Balance - January 31, 2021	31,518,466	31,518	257,587	(319,862)	(30,757)

Net loss	-	-	-	(12,259)	(12,259)
Balance - April 30, 2021	31,518,466	31,518	257,587	(332,121)	(43,016)

Net loss	-	-	-	(2,800)	(2,800)
Balance - July 31, 2021	31,518,466	$31,518	$257,587	$(334,921)	$(45,816)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-3

HUAIZHONG HEALTH GROUP, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	July 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,825)	$(26,344)
Changes in current assets and liabilities:
Related party advances funding operations	28,075	27,307
Prepaid expenses	(6,750)	-
Accounts payable	500	(963)
Net cash used in operating activities	-	-

Net change in cash for the period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-4

HUAIZHONG HEALTH GROUP, INC.

Notes to the Unaudited Financial Statements

July 31, 2022

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of July 31,2022, the Company has suffered recurring losses from operations, has an accumulated deficit of $361,231 and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2022.

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

During the nine months ended July 31, 2022 and 2021, the Company’s sole officer advanced to the Company an amount of $28,075 and $27,307 by paying for expenses on behalf of the Company. As of July 31, 2022, and October 31, 2021, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $68,426 and $40,351, respectively.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended July 31, 2022, which are included herein.

Our operating results for the nine months ended July 31, 2022, and 2021 and the changes between those periods for the respective items are summarized as follows:

Results of Operations for the Three months ended July 31, 2022, and 2021

	Three Months Ended
	July 31,
	2022	2021	Change
Operating expenses	$5,950	$2,800	3,150
Net loss	$5,950	$2,800	$3,150

During the three months ended July 31, 2022, and 2021, no operating revenues were recorded.

We had a net loss of $5,950 and $2,800 for the three months ended July 31, 2022, and 2021, respectively. The increase in net loss of $3,150 was primarily due to an increase in operating expenses of $3,150.

Operating expenses for the three months ended July 31, 2022, and 2021 were $5,950 and $2,800, respectively.

During the three months ended July 31, 2022, the operating expenses, were primarily attributed to professional fees of $5,200, for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general administrative expenses of $750.

During the three months ended July 31, 2021, the operation expenses were primarily attributed to professional fees of $1,150 for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general administrative expenses of $1,650.

Results of Operations for the Nine months ended July 31, 2022, and 2021

	Nine Months Ended
	July 31,
	2022	2021	Change
Operating expenses	$21,825	$26,344	(4,519)
Net loss	$21,825	$26,344	$(4,519)

During the nine months ended July 31, 2022, and 2021, no operating revenues were recorded.

We had a net loss of $21,825 and $26,344 for the nine months ended July 31, 2022, and 2021, respectively. The decrease in net loss of $4,519 was primarily due to a decrease in operating expenses of $4,519.

Operating expenses for the nine months ended July 31, 2022, and 2021 were $21,825 and $26,344, respectively.

During the nine months ended July 31, 2022, the operating expenses, were primarily attributed to professional fees of $20,825, for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general administrative expenses of $1,000.

During the nine months ended July 31, 2021, the operation expenses were primarily attributed to professional fees of $22,719, for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general administrative expenses of $3,625.

Balance Sheet Data:

	July 31,	October 31,
	2022	2021	Change
Cash	$-	$-	$-
Current Assets	6,750	-	6,750
Current Liabilities	78,876	50,301	28,575
Working Capital (Deficiency)	$(72,126)	$(50,301)	$(21,825)

As of July 31, 2022, our current assets were $6,750, and our current liabilities were $78,876 which resulted in working capital deficiency of $72,126.

As of July 31, 2022, current liabilities were comprised of $10,450 in accounts payable and $68,426 in due to related party, compared to $9,950 in accounts payable and $40,351 in due to related party as of October 31, 2021.

As of July 31, 2022, our working capital deficiency increased by $21,825 from $50,301 as of October 31, 2021, to $72,126, primarily due to an increase in current liabilities of $28,875 offset by an increase in current assets of $6,750.

Cash Flow Data:

Nine Months Ended
July 31,
	2022	2021	Change
Cash used in operating activities	$-	$-	$-
Cash used in investing activities	-	-	-
Cash provided by financing activities	-	-	-
Net change in cash for period	$-	$-	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended July 31, 2022, net cash flows used in operating activities was $0, consisting of a net loss of $21,825, reduced by an increase in accounts payable of $500, expenses paid by related party of $28,075 and increased by an increase in prepaid expenses of $6,750. For the nine months ended July 31, 2021, net cash flows used in operating activities was $0, consisting of a net loss of $26,344, reduced by an increase in expenses paid by related party of $27,307 and increased by a decrease in accounts payable of $963.

Cash Flows used in Investing Activities

During the nine months ended July 31, 2022, and 2021, we had no cash used in investing activities.

Cash Flows from Financing Activities

During the nine months ended July 31, 2022, and 2021, we had no cash provided by financing activities.

Going Concern

As of July 31, 2022, our Company had a net loss of $21,825 and has earned no operating revenues. Our Company intends to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2022. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings or through debt financing. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended July 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Huaizhong Health Group, Inc.
Registrant

Date: November 4, 2022	By:	/s/ Yuantong Wang
Yuantong Wang
President, Chief Executive Officer, Chief Financial Officer

