Form 10-K
period 2022-10-31
Huaizhong Health Group, Inc.
filed 2023-03-27
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2022

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

The aggregate market value of common stock held by non-affiliates of the Registrant on April 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,408,560 ,based on the closing stock price at $2.72 per share.

As of March  , 2023, 31,518,466 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

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

The Company was in the development phase of its custom pillow distribution business. During the third fiscal quarter ending July 31,2018 the Company had ceased its operations of its Pillow manufacturing and sales.

We have since changed our focus to looking for other business opportunities to implement and/or operating companies with which to engage in a business combination.

On April 25, 2019, the eighth judicial District Court of Nevada appointed Yosef Yafe as custodian for the Company, proper notice having been given. There was no opposition. Pursuant to the Order of Custodianship, a Special Meeting of Shareholders was held on May 29,2019 at 8:00 a.m. PST, Yosef Yafe as limited custodian. Notice was sent May 13,2019 in compliance with Court Order. Present were Yosef (holding shares through Cede & Co.) and two additional proxies also (holding shares through Cede & Co.).

A Special Meeting of the Board of Directors (by written consent) on May 31,2019 was held electing Yosef as all officers, and changing the Registered Agent to Holly, Driggs, Walch law firm.

Change of Control

On August 12, 2020, Yosef Yafe (the “Seller”) and Yuantong Wang (the “Buyer”) entered into a stock purchase agreement, pursuant to which the Seller agreed to sell and the Buyer agreed to purchase an aggregate of 31,000,000 shares of common stock, par value $001 per share of the Company from the Seller for an aggregate purchase price of $300,000. The closing of the transactions contemplated by the SPA occurred on August 14, 2020. The purchase price was paid out of the Buyer’s personal funds.

As of the date referenced in this action, the Company had 31,518,466 shares of common stock outstanding. The securities purchased pursuant to the SPA represent 98.0% of the outstanding shares of common stock and 98.0% of the voting power of the Company.

As contemplated by the SPA, Yosef Yafe resigned as Chairman, Chief Executive Officer, President, Chief Financial Officer and Secretary of the Company and Yuantong Wang was appointed as director, Chief Executive Officer and President of the Company, effective August 14, 2020.

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

Security Holders

As of March  , 2023, there were approximately 38 registered stockholders, holding 31,518,466 shares of our issued and outstanding common stock.

Dividend Policy

We have never paid a cash dividend on our common stock. We currently intend to retain all earnings, if any, to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities

During our fiscal year ended October 31, 2022, all sales of equity securities that were not registered under the Securities Act were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended October 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of our results of operations and financial condition for fiscal years ended October 31, 2022 and 2021, should be read in conjunction with our financial statements and the related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements, and Business sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Results of Operations

 The following summary of our results of operations should be read in conjunction with our financial statements for the year ended October 31, 2022, which are included herein.

Our operating results for the years ended October 31,2022 and 2021 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	October 31,
	2022	2021	Change
Operating expenses	$29,171	$30,829	(1,658)
Net loss	$29,171	$30,829	$(1,658)

During the years ended October 31,2022 and 2021, no operating revenues were recorded.

We had a net loss of $29,171 for the year ended October 31, 2022, and $30,829 for the year ended October 31, 2021. The decrease in net loss of $1,658 was primarily due to a decrease in operating expenses of $1,658.

Operating expenses for the years ended October 31,2022 and 2021 were $29,171 and $30,829, respectively.

During the year ended October 31,2022, the operating expenses, were primarily attributed to professional fees of $26,175, for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general administrative expenses of $2,996.

During the year ended October 31, 2021, the operation expenses were primarily attributed to professional fees of $27,919 and general administrative expenses of $2,910.

Balance Sheet Data:

	October 31,	October 31,
	2022	2021	Change
Cash	$-	$-	$-
Current Assets	1,250	-	1,250
Current Liabilities	80,722	50,301	30,421
Working Capital (Deficiency)	$(79,472)	$(50,301)	$(29,171)

As of October 31, 2022, our current assets were $1,250, and our current liabilities were $80,722 which resulted in working capital deficiency of $79,472.

As of October 31, 2022, current liabilities were comprised of $9,800 in accounts payable and $70,922 in due to related party, compared to $9,950 in accounts payable and $40,351 in due to related party as of October 31, 2021.

As of October 31, 2022, our working capital deficiency increased by $29,171 from $50,301 on October 31, 2021, to $79,472 on October 31, 2022, primarily due to an increase in due to related party, for the payment of operating expenses.

Cash Flow Data:

	Year Ended
	October 31,
	2022	2021	Change
Cash used in operating activities	$(30,571)	$(31,792)	$1,221
Cash provided by investing activities	-	-	-
Cash provided by financing activities	30,571	31,792	(1,221)
Net change in cash for period	$-	$-	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended October 31, 2022, net cash flows used in operating activities was $30,571, consisting of a net loss of $29,171, increased by a decrease in accounts payable of $150 and increased in prepaid expenses of $1,250. For the year ended October 31, 2021, net cash flows used in operating activities was $31,792, consisting of a net loss of $30,829, increased by a decrease in accounts payable of $963.

Cash Flows used in Investing Activities

During the years ended October 31,2022 and 2021, we had no investing activities.

Cash Flows from Financing Activities

During the years ended October 31,2022 and 2021, the Company’s sole officer and director advanced to the Company an amount of $30,571 and $31,792 by paying for expenses on behalf of the Company.

Going Concern

As of October 31, 2022, our Company had a net loss of $29,171 and has earned no operating revenues. Our Company intends to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2023. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings or through debt financing. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8. Financial Statements and Supplementary Data

The information required by this Item is incorporated herein by reference to the financial statements and supplementary data set forth in Item 15. Exhibits, Financial Statement Schedules of Part IV of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2022. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of October 31,2022 due to the material weaknesses and significant deficiencies discussed below.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of October 31, 2022. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of October 31,2022 because it identified the following material weakness and significant deficiencies:

9

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this annual report.

Name and Address of Executive Officer and/or Director	Age	Position	Date of First Appointment

Yuantong Wang	54	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Sole Director	August 14, 2020

Business Experience

The following is a brief description of the background on our sole officer and director.

Yuantong Wang, 54, has been Chief Executive Officer of Guangzhou Huaizhong Health Technology Co., Ltd since October 2015. From December 2011 to September 2015, he served as the General Manager of Beijing Hengyikang Industry and Trade Co., Ltd. He earned a Diploma for Higher Education with a major in Library and Information Science from Tianjin Business School in 1989.

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

Nomination Process

As of October 31, 2022, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board. Our Board does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board has determined that it is in the best position to evaluate our requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on our Board. If shareholders wish to recommend candidates directly to our Board, they may do so by sending communications to our President at the address on the cover of this annual report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during the fiscal year ended October 31, 2022.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain compensation awarded to, earned by, or paid to the following “named executive officers,” which is defined as follows:

(a)	all individuals serving as our principal executive officer during the year ended October 31, 2022; and

(b)	each of our two other most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2022.

Name and Position	Fiscal Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Yuantong Wang(1) , President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Effective August 14,2020, Yuantong Wang was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasure, and Director.

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

No compensation was paid to non-employee directors for the year ended October 31, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March  , 2023 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage (2) (3)

Common stock	Yuantong Wang	31,000,000 shares of common stock	98.4%

All executive officers and directors as a group (1 person)		31,000,000 shares of common stock	98.4%

_________

(1)	Unless otherwise noted, the address of each beneficial owner is c/o Huaizhong Heath Group, Inc.
Tianan Technology Park, 13/F Headquarters Center Building 16, 555 Panyu North Ave, Panyu District, Guangzhou City, China
(2)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date as of which the information is provided, through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table

(3)	Based on 31,518,466 issued and outstanding shares of Common Stock as of March , 2023

Change-in-Control Arrangements

We do not know of any arrangements, which may, at a subsequent date, result in a change-in-control.

Item 13. Certain Relationships and Related Transactions, Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2022, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

During the years ended October 31, 2022 and 2021, the Company’s sole officer and director advanced to the Company an amount of $30,571 and $31,792 by paying for expenses on behalf of the Company, respectively. As of October 31, 2022, and 2021, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $70,922 and $40,351, respectively.

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed, or expected to be billed, to us by our independent registered public accounting firm for the years ended October 31, 2022 and 2021, for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as “audit fees;” (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Year ended October 31, 2022	Year ended October 31, 2021
Audit fees (1)	$11,000	$10,750
Audit-related fees	-	-
Tax fees (2)	700	700
All other fees	-	-
Total fees	$11,700	$11,450

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on 10-K:

(1)	The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements” on page F-1 and included on pages F-2 through F-10.

(b)	The following exhibits are filed herewith as a part of this report

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit 3.1 to our Form S-1 Registration Statement on December 17, 2013)
3.2	Bylaws (filed as an exhibit 3.2 to our Form S-1 Registration Statement on December 17, 2013)
10.1

Form of Restricted Stock Purchase Agreement, dated as of August 12, 2020, filed by the Company on Current Report Form 8-K, filed with the Securities Exchange Commission on August 20, 2020, and incorporated herein by reference.

31.1 / 31.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 / 32.2*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

________

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUAIZHONG HEALTH GROUP, INC.

Date: March 27, 2023	By:	/s/ Yuantong Wang
Yuantong Wang
President, Chief Executive Officer, Chief financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ADAIAH DISTRIBUTION, INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31,2022 AND 2021

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Shareholders:

Huaizhong Health Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Huaizhong health Group, Inc. as of October 31, 2022 and 2021 and the related statements of operations, changes in stockholders’ (deficit) and cash flows for the periods then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 6108

Vancouver, Washington

March 20, 2023

HUAIZHONG HEALTH GROUP, INC.

Balance Sheets

	October 31,	October 31,
	2022	2021
ASSETS
Current Assets
Cash	$-	$-
Prepaid expenses	1,250	-
Total Current Assets	1,250	-

Total Assets	$1,250	$-

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	9,800	9,950
Due to related party	70,922	40,351
Total Current Liabilities	80,722	50,301

Total Liabilities	80,722	50,301

Stockholders' Deficit

Common stock: 750,000,000 shares authorized; $0.001 par value 31,518,466 issued and outstanding	31,518	31,518
Additional paid in capital	257,587	257,587
Accumulated deficit	(368,577)	(339,406)
Total Stockholders' Deficit	(79,472)	(50,301)
Total Liabilities and Stockholders' Deficit	$1,250	$-

The accompanying notes are an integral part of these audited financial statements.

HUAIZHONG HEALTH GROUP, INC.

Statements of Operations

	Year Ended
	October 31,
	2022	2021

Revenue	$-	$-

Operating Expenses:
Professional fees	26,175	27,919
General and administrative	2,996	2,910
Total operating expenses	29,171	30,829

Operating Loss	(29,171)	(30,829)

Net loss before taxes	(29,171)	(30,829)

Income tax benefit	-	-

Net Loss	$(29,171)	$(30,829)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	31,518,466	31,518,466

The accompanying notes are an integral part of these audited financial statements.

HUAIZHONG HEALTH GROUP, INC.

Statements of Changes in Stockholders’ Deficit

For the Years Ended October 31,2022 and 2021

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - October 31, 2020	31,518,466	$31,518	$257,587	$(308,577)	$(19,472)

Net loss	-	-	-	(30,829)	(30,829)
Balance - October 31, 2021	31,518,466	31,518	257,587	(339,406)	(50,301)

Net loss	-	-	-	(29,171)	(29,171)
Balance - October 31, 2022	31,518,466	$31,518	$257,587	$(368,577)	$(79,472)

The accompanying notes are an integral part of these audited financial statements.

HUAIZHONG HEALTH GROUP, INC.

Statement of Cash Flows

	Year Ended
	October 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,171)	$(30,829)
Changes in current assets and liabilities:
Prepaid expenses	(1,250)	-
Accounts payable and accrued liabilities	(150)	(963)
Net cash used in operating activities	(30,571)	(31,792)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances funding operations	30,571	31,792
Net cash provided by financing activities	30,571	31,792

Net change in cash for the period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these audited financial statements.

HUAIZHONG HEALTH GROUP, INC.

Notes to the Financial Statements

October 31, 2022 and 2021

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of October 31, 2022, the Company has suffered recurring losses from operations, has an accumulated deficit of $368,577 and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2023.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company had no cash and cash equivalents at October 31, 2022 and 2021, respectively.

Fair Value of Measurements

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2022 and 2021.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized.

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

As of October 31, 2022, and 2021, there were 31,518,466 shares of common stock issued and outstanding.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 21% to the income tax amount recorded as of October 31, 2022 and 2021 are as follows:

	October 31,	October 31,
	2022	2021
Net Operating Loss	$(29,171)	$(30,829)
Effective tax rate	21%	21%
Income Tax expense	(6,126)	(6,474)
Less: valuation allowance	6,126	6,474
Income Tax Expense	$-	$-

Net deferred tax assets consist of the following components as of October 31,2022 and 2021:

	October 31,	October 31,
	2022	2021
Net Operating Loss carryforward	$77,401	$71,275
Valuation allowance	(77,401)	(71,275)
Net deferred tax asset	$-	$-

At October 31, 2022, the Company had $368,577 of net operating losses (“NOLs”). NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018 can be carryforward indefinitely.

The NOL carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382. The Company experienced a change in control for tax purposes in August 2020. Due to change of control, the Company will not be able to carryover approximately $294,765 of NOL generated before August 12, 2020 to offset future income.

Note 5 – Related Party Transactions

During the years ended October 31,2022 and 2021, the Company’s sole officer and director advanced to the Company an amount of $30,571 and $31,792 by paying for expenses on behalf of the Company, respectively. As of October 31, 2022, and 2021, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $70,922 and $40,351, respectively.

Note 6 – Subsequent Events

The Company has evaluated subsequent events from October 31, 2021, through the date these financial statements were issued and determined no additional events to disclose, except as follows:

The Company’s sole officer and director advanced to the Company an amount of $13,250 by paying for operating expenses on behalf of the Company.

