Form 10-K/A
period 2022-10-31
Huaizhong Health Group, Inc.
filed 2023-05-24
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-K/A

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

The aggregate market value of common stock held by non-affiliates of the Registrant on April 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,408,560 based on the closing stock price at $2.72 per share.

As of March 27, 2023, 31,518,466 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Huaizhong Heath Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K (this “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended October 31, 2022(the “Form10-K”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2023.

This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Kor modify or update in any way the financial statements, consents or any other items disclosures made in the Form 10-Kin any way. Accordingly, this Amendment should be read in conjunction with the Form10-Kand the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains certifications under the Sarbanes-Oxley Act of 2002.

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

Although we currently do not have any People’s Republic of China (“PRC”) subsidiary or China operations, our sole officer and director, Yuantong Wang, resides in China, and we have our principal executive office in China. These ties to China present legal and operational risks to us and our investors, including significant risks related to actions that may be taken by China in the areas of regulatory, liquidity and enforcement, which exist and are independent of the legal and operational risks that ties to China may present in connection with effecting an initial business combination. For example, if these ties were to cause China to view us as subject to their regulatory authority, China could take actions that could materially hinder or prevent our offering of securities to investors and cause the value of such securities to significantly decline or be worthless. See “Business – Overview --- “Enforcement of Civil Liabilities” and “Risk Factors -- Risks Related to Acquiring or Operating Businesses in the PRC.”

We face various legal and operational risks and uncertainties related to being based in and having our principal executive office in mainland China. The PRC government has significant authority to exert influence on the ability of a China-based company, such as us, to conduct its business, accept foreign investments or list on U.S. or other foreign exchanges. For example, we face risks associated with regulatory approvals of offshore offerings, oversight on cybersecurity and data privacy, as well as the lack of inspection by the Public Company Accounting Oversight Board (the “PCAOB”) on our auditors. Such risks could result in a material change in our operations and/or the value of the common stock or could significantly limit or completely hinder our ability to offer common stock and/or other securities to investors and cause the value of such securities to significantly decline or be worthless.

In light of the recent statements and regulatory actions by the PRC government, such as those related to the use of variable interest entities, data security, and anti-monopoly concerns, Huaizhong may be subject to the risks of uncertainty of any future actions of the PRC government in this regard. Huaizhong may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if it fails to comply with such rules and regulations, which could adversely affect the ability of Huaizhong to continue to be listed for trading on OTC or another foreign exchange, which may cause the value of Huaizhong’s securities to significantly decline or become worthless. The Holding Foreign Companies Accountable Act (the “HFCA Act”) and related regulations call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors and could add uncertainties to Huaizhong’s offering that trading in Huaizhong’s securities may be prohibited under the HFCA Act. Huaizhong’s auditor, Michael Gillespie & Associates, PLLC, is headquartered in Washington and is a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. Our auditor is not included in the list of PCAOB Identified Firms of having been unable to be inspected or investigated completely by the PCAOB in the PCAOB Determination Report issued in December 2021. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two. On February 4, 2022, the U.S. House of Representatives passed a bill, which contained, among other things, an identical provision. If this provision is enacted into law and the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA is reduced from three years to two, then the common stock could be prohibited from trading in the United States as early as 2024. Although we believe that the HFCA Act and the related regulations do not currently affect us, we cannot assure you that there will not be any further implementations and interpretations of the Holding Foreign Companies Accountable Act or the related regulations, which might pose regulatory risks to and impose restrictions on us because of our principal executive office in mainland China.

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

Enforcement of Civil Liabilities

Currently our sole officer and director resides in China and is physically there for a significant portion of each year, and/or is PRC a national. As a result, it may be difficult for you to effect service of process upon us or those persons inside mainland China. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of U.S. securities laws or those of any U.S. state, or whether the courts of the PRC would entertain original actions brought in the United States or any state in the United States against us or our directors or officers that are predicated upon the federal securities laws of the United States or the securities laws of any state in the United States.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the U.S. that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the U.S.

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the U.S. may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

Item 1A. Risk Factors

Risks Related to Acquiring or Operating Businesses in the PRC.

We do not currently operate in the PRC. However, our sole director and officer has significant business ties to the People’s Republic of China (PRC). We have since changed our focus to looking for other business opportunities to implement and/or operating companies with which to engage in a business combination. We may consider a business combination with an entity or business with a physical presence or other significant ties to the People’s Republic of China or Hong Kong which may subject the post business combination business to the laws, regulations and policies of the PRC. As a result, in the future we may be subject to risks related to the PRC as discussed below.

We may undertake our business combination with an entity or business which is based in a foreign country and the laws and regulations of such foreign countries may not afford U.S. investors or regulatory agencies access to information normally available to them with respect to U.S. based entities.

In November 2020, the SEC Staff issued guidance regarding certain risks and considerations that should be considered by investors regarding foreign entities, specifically the limited ability of U.S. investors and regulatory agencies to rely upon or obtain information from foreign based entities, specifically China based entities, under the laws and regulations of such foreign countries. As stated by the SEC Staff. “[A]lthough China-based Issuers that access the U.S. public capital markets generally have the same disclosure obligations and legal responsibilities as other non-U.S. issuers, the Commission’s ability to promote and enforce high-quality disclosure standards for China-based Issuers may be materially limited. As a result, there is substantially greater risk that their disclosures may be incomplete or misleading. In addition, in the event of investor harm, investors generally will have substantially less access to recourse, in comparison to U.S. domestic companies and foreign issuers in other jurisdictions.” Among other potential issues and risks cited by the SEC Staff, the SEC Staff identified restrictions in China which restricted the PCAOB’s ability to inspect audit work and practices of PCAOB-registered public accounting firms in China and on the PCAOB’s ability to inspect audit work with respect to China-based issuer audits by PCAOB-registered public accounting firms in Hong Kong.

Further, current laws and regulations in China as well as other potential target countries, can limit or restrict investigations and similar activities by U.S. regulatory agencies such as the SEC to gather information regarding the securities and other activities of issuers based in the foreign countries where such laws or regulations exist. According to Article 177 of the newly amended PRC Securities Law which became effective in March 2020 (the “Article 177”), the securities regulatory authority of the PRC State Council may collaborate with securities regulatory authorities of other countries or regions in order to monitor and oversee cross border securities activities. Article 177 further provides that overseas securities regulatory authorities are not allowed to carry out investigation and evidence collection directly within the territory of the PRC, and that any Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to overseas agencies without prior consent of the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. Investors should be aware that the U.S. Holding Foreign Companies Accountable Act, which requires that the PCAOB be permitted to inspect an issuer’s public accounting firm within three years, may result in the delisting of the operating company in the future if the PCAOB is unable to inspect the firm. Although we have not identified a potential target business nor any particular country in which a business combination may occur, we intend to consider potential target business in foreign jurisdictions, including China based entities and businesses, and therefore investors should be aware of risks related to the ability to obtain information and conduct investigations and be afforded protections by U.S.- based agencies such as the SEC related to any such business combination with a target business in a foreign country and consider such risks prior to investing in our securities.

Though we will not consider or undertake a business combination with any company the financial statements of which are audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years, we cannot assure you that certain existing or future U.S. laws and regulations may not restrict or eliminate our ability to complete a business combination with certain companies, particularly those target companies in China.

The PCAOB is currently unable to conduct inspections on accounting firms in the PRC without the approval of the Chinese government authorities. The auditor and its audit work in the PRC may not be inspected fully by the PCAOB. Inspections of other auditors conducted by the PCAOB outside China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from regularly evaluating the PRC auditor’s audits and its quality control procedures.

Further, future developments in U.S. laws may restrict our ability or willingness to complete certain business combinations with companies. For instance, the recently enacted Holding Foreign Companies Accountable Act (the “HFCA Act”) would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB and would require delisting of a company from U.S. national securities exchanges if the PCAOB is unable to inspect its public accounting firm for three consecutive years. The HFCA Act also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. Furthermore, the documentation we may be required to submit to the SEC proving certain beneficial ownership requirements and establishing that we are not owned or controlled by a foreign government in the event that we use a foreign public accounting firm not subject to inspection by the PCAOB or where the PCAOB is unable to completely inspect or investigate our accounting practices or financial statements because of a position taken by an authority in the foreign jurisdiction could be onerous and time consuming to prepare.

Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if signed into law, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

Our financial statements are currently audited by UHY LLP, which is subject to inspection by the PCAOB. And as a result, we affirmatively exclude any target of which financial statements are audited by an accounting firm that the United States PCAOB is unable to inspect for two consecutive years beginning in 2021 and thus, we may not be able to consummate a business combination with a favored target business due to these laws.

On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

Pursuant to the Holding Foreign Companies Accountable Act, or the HFCA Act, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (1) mainland China of the PRC because of a position taken by one or more authorities in mainland China and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. On August 26, 2022, the PCAOB signed a Statement of Protocol with the China Securities Regulatory Commission and the Ministry of Finance of the PRC (“SOP”), taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S. law. Pursuant to the SOP, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. However, uncertainties still exist as to whether the applicable parties, including governmental agencies, will fully comply with the framework. Depending on the implementation of the SOP, if the PCAOB continues to be prohibited from conducting complete inspections and investigations of PCAOB registered public accounting firms in China, then China-based companies will be delisted pursuant to the HFCA Act despite the SOP. Therefore, there can be no assurance that the SOP could give relief to China-based companies against the delisting risk from the application of the HFCA Act or the AHFCAA. Our auditor, UHY LLP, is a United States accounting firm based in New York City and is subject to regular inspection by the PCAOB. UHY LLP is not headquartered in mainland China or Hong Kong and was not identified in the Determination Report as a firm subject to the PCAOB’s determinations. As a special purpose acquisition company, our current business activities only involve preparation of this offering and will involve searching for targets and consummation of a business combination following this offering. UHY LLP has access to our books and records which are currently and will be maintained by our bookkeeper residing in U.S. following this offering. In addition, we will not consider or undertake an initial business combination with any target company the financial statements of which are audited by an accounting firm that the PCAOB is unable to inspect for two consecutive years beginning in 2021 at the time of our business combination.

Notwithstanding the foregoing, in the event that we decide to consummate our initial business combination with a target business based in or primarily operating in China, if there is any regulatory change which prohibits the independent accountants from providing audit documentations located in mainland China or Hong Kong to the PCAOB for inspection or investigation or the PCAOB expands the scope of the Determination Report so that the target company or the combined company is subject to the HFCA Act, as the same may be amended, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S capital markets and trading of our securities on a national securities exchange or in the over-the-counter trading market in the U.S. may be prohibited, under the HFCA Act.

The SEC has adopted final rules to implement the HFCA Act and may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfill its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCA Act. However, some of the recommendations were more stringent than the HFCA Act. For example, if a company was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

The SEC’s final rules to implement the HFCA Act require the SEC to identify registrants having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction that the PCAOB is unable to inspect or investigate and require such issuers to submit documentation that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require foreign issuers to provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities and provides notice regarding the procedures the SEC has established to identify issuers and to impose trading prohibitions on the securities of such issuers as required by the HFCA Act. The SEC has also announced amendments to various annual report forms to accommodate the certification and disclosure requirements of the HFCA Act. There could be additional regulatory or legislative requirements or guidance that could impact us if our auditor is not subject to PCAOB inspection. The implications of these possible regulations in addition to the requirements of the HFCA Act are uncertain, and such uncertainty could cause the market price of our securities to be materially and adversely affected. If, for whatever reason, the PCAOB is unable to conduct inspections or full investigations of our auditor, the Company could be delisted or prohibited from being traded over the counter earlier than would be required by the HFCA Act. If our securities are unable to be listed on another securities exchange by then, such delisting and prohibition would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition would have a negative impact on the price of our securities. Also, such delisting and prohibition could significantly affect the Company’s ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on the Company’s business, financial condition and prospects.

Inspections of audit firms that the PCAOB has conducted have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. If the PCAOB were unable to conduct inspections or full investigations of the Company’s auditor, investors in our securities would be deprived of the benefits of such PCAOB inspections. In addition, the inability of the PCAOB to conduct inspections or full investigations of auditors would may make it more difficult to evaluate the effectiveness of the Company’s independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors that are subject to the PCAOB inspections, which could cause investors and potential investors in our stock to lose confidence in the audit procedures of our auditor and reported financial information and the quality of our financial statements.

Additionally, other developments in U.S. laws and regulatory environment, including but not limited to executive orders such as Executive Order (E.O.) 13959, “Addressing the Threat from Securities Investments That Finance Communist Chinese Military Companies,” may further restrict our ability to complete a business combination with certain China-based businesses.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.

If we were to undertake a business combination with a China based business, our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, cyber security, environmental regulations, land use rights, property and other matters. The central or local governments of jurisdictions such as China may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations. The laws and regulations are sometimes vague and new laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business. In connection with any business combination with a China based entity, we will be required to provide additional risk disclosure related to any such possible transaction and would be expected to incur additional costs related to compliance with such laws and regulations, if such compliance can be obtained.

PRC regulations regarding acquisitions impose significant regulatory approval and review requirements, which could make it more difficult for us to complete a business combination.

Under the PRC Anti-Monopoly Law, companies undertaking acquisitions relating to businesses in China must notify the State Administration for Market Regulation, or the SAMR, in advance of any transaction where the parties’ revenues in the China market exceed certain thresholds and the buyer would obtain control of, or decisive influence over, the target, while under the M&A Rules, the approval of MOFCOM must be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire domestic companies affiliated with such PRC enterprises or residents. Applicable PRC laws, rules and regulations also require certain merger and acquisition transactions to be subject to security review. Complying with the requirements of the relevant regulations to complete such transactions could be time-consuming, and any required approval processes, including approval from SAMR, may delay or inhibit our ability to complete such transactions, which could affect our ability to timely complete an initial business combination within either the initial 9-month period or within 21 months if extended or at all.

The Chinese government may exert substantial interventions and influences on our combined company’s operations at any time. Any new policies, regulations, rules, actions or laws by the PRC government may subject our combined company to material changes in operations, may cause the value of our securities significantly decline or be worthless, and may completely hinder our ability to offer or continue securities to investors.

Though we currently do not have any RPC subsidiary or China operation and is to looking for other business opportunities to implement and/or operating companies with which to engage in a business combination, we may pursue a business combination with a company doing business in China (excluding any target company whose financial statements are audited by an accounting firm that PCAOB is unable to inspect for two consecutive years beginning in 2021 and any target company that consolidates financial results of PRC operating entities through a VIE structure in the PRC instead of direct holdings). Notwithstanding the foregoing, the Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our combined company’s ability to operate in China may be harmed by changes in its laws and regulations, including those relating to securities, taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, the Chinese cybersecurity regulator announced on July 2, 2021, that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores. On July 24, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly released the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education, pursuant to which foreign investment in such firms via mergers and acquisitions, franchise development, and variable interest entities are banned from this sector.

As such, our combined company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate at any time. The combined company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. Our combined company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. If the PRC government initiates an investigation into us at any time alleging us violation of cybersecurity laws, anti-monopoly laws, and securities offering rules in China in connection with this offering or future business combination, we may have to spend additional resources and incur additional time delays to comply with the applicable rules, and our business operations will be affected materially and any such action could cause the value of our securities to significantly decline or be worthless.

As the date of this prospectus, there are no PRC laws and regulations (including the China Securities Regulatory Commission, or the CSRC, Cyberspace Administration of China, or the CAC, or any other government entity) in force explicitly requiring that we obtain permission from PRC authorities for this offering or to issue securities to foreign investors, and we have not received any inquiry, notice, warning, sanction or any regulatory objection to this offering from any relevant PRC authorities. However, it is uncertain when and whether our combined company will be required to obtain permission from the PRC government to list on U.S. stock exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Any new policies, regulations, rules, actions or laws by the PRC government may subject us or our combined company to material changes in operations, may cause the value of our securities significantly decline or be worthless, and may completely hinder our ability to offer or continue securities to investors.

Uncertainties in the interpretation and enforcement of PRC laws and regulations and changes in policies, rules, and regulations in China, which may be quick with little advance notice, could limit the legal protection available to you and us.

The PRC legal system is based on written statutes. Unlike common law systems, it is a system in which legal cases have limited value as precedents. In the late 1970s, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The legislation over the past three decades has significantly increased the protection afforded to various forms of foreign or private-sector investment in China. Any future PRC subsidiary is subject to various PRC laws and regulations generally applicable to companies in China. Since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, however, the interpretations of many laws, regulations, and rules are not always uniform and enforcement of these laws, regulations, and rules involve uncertainties.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, however, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy in the PRC legal system than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies, internal rules, and regulations that may have retroactive effect and may change quickly with little advance notice. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Such uncertainties, including uncertainties over the scope and effect of our contractual, property (including intellectual property), and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in China against us or our management named in the prospectus based on foreign laws. It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China.

We are a company incorporated under the laws of the Nevada and we may start operating our business or engages in a business combination with a company in China. In addition, currently our sole director and officer is residing in China, and is physically there for a significant portion of each year, and is a PRC national. As a result, it may be difficult for you to effect service of process upon us or those persons inside mainland China. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us, or such persons predicated upon the civil liability provisions of U.S. securities laws or those of any U.S. state.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the U.S. that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the U.S.

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the U.S. may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the PRC State Council and the competent departments of the PRC State Council. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

Dividends payable to our foreign investors and gains on the sale of our ordinary shares by our foreign investors may be subject to PRC tax.

We may consummate a business combination with a target business based in and primarily operating in China through subsidiaries in China. After such business combination, the combined company may rely on dividends and other distributions from the PRC subsidiaries of the combined company to provide it with cash flow and to meet its other obligations. Current regulations in China would permit the combined company’s PRC subsidiaries to pay dividends only out of their accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the combined company’s PRC subsidiaries in China will be required to set aside at least 10% of their after-tax profits each year to fund their respective statutory reserves (up to an aggregate amount equal to half of their respective registered capital). Such cash reserve may not be distributed as cash dividends.

In addition, if the combined company’s PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make payments to the combined company or its PRC subsidiaries, as applicable.

Recent greater oversight by the Cyberspace Administration of China over data security, particularly for companies seeking to list on a foreign exchange, could adversely impact our future business and any future offering of securities.

On July 10, 2021, the Cyberspace Administration of China or CAC published the Circular on Seeking Comments on Cybersecurity Review Measures (Revised Draft for Comments) (the “Review Measures Draft”), which provides that, in addition to critical information infrastructure operators (“CIIOs”) that intend to purchase Internet products and services, data processing operators engaging in data processing activities that affect or may affect national security must be subject to cybersecurity review by the Cybersecurity Review Office of the PRC. According to the Review Measures Draft, a cybersecurity review assesses potential national security risks that may be brought about by any procurement, data processing, or overseas listing (“Cybersecurity Review Measures”). The Review Measures Draft further requires that CIIOs and data processing operators that possess personal data of at least one million users must apply for a review by the Cybersecurity Review Office of the PRC before conducting listings in foreign countries. The deadline for public comments on the Review Measures Draft was July 25, 2021. There remains uncertainty, however, as to how the final Cybersecurity Review Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures.

We may be required to obtain permission from Chinese authorities, including the Cyberspace Administration of China to acquire and operate certain PRC-based or controlled businesses, and the ownership or operation of certain China-based businesses may be limited or prohibited to foreign investors.

Compliance with the Cybersecurity Review Measures, if applicable to a potential business combination, would likely be time consuming and costly and may not be able to be completed timely to comply with our time constraints in completing a business combination.

If we inadvertently conclude that the Cybersecurity Review Measures do not apply to a potential business combination, or if applicable laws, regulations, or interpretations change and it is determined in the future that the Cybersecurity Review Measures become applicable to us, we may be subject to review when conducting data processing activities, and may face challenges in addressing its requirements and make necessary changes to our internal policies and practices. We may incur substantial costs in complying with the Cybersecurity Review Measures, which could result in material adverse changes in our business operations and financial position. If we are not able to fully comply with the Cybersecurity Review Measures, our ability to offer or continue to offer securities to investors may be significantly limited or completely hindered, and our securities may significantly decline in value or become worthless.

If any such new laws, regulations, rules, or implementation and interpretation come into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us. We cannot guarantee, however, that we will not be subject to cybersecurity review in the future. During such review, we may be required to suspend our operation or experience other disruptions to our operations. Cybersecurity review could also result in negative publicity with respect to our Company and diversion of our managerial and financial resources, which could materially and adversely affect our business, financial conditions, and results of operations.

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

Security Holders

As of March 27, 2023, there were approximately 38 registered stockholders, holding 31,518,466 shares of our issued and outstanding common stock.

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

15

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

HUAIZHONG HEALTH GROUP, INC.

Date: May 24, 2023	By:	/s/ Yuantong Wang
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

