Form 10-Q
period 2023-01-31
Huaizhong Health Group, Inc.
filed 2023-05-26
CIK 1593204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

31,518,466 shares common stock issued and outstanding as of May 23, 2023.

HUAIZHONG HEALTH GROUP, INC.

FORM 10-Q

FOR THE PERIOD ENDED JANUARY 31, 2023

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 HUAIZHONG HEALTH GROUP, INC.

Balance Sheets

(Unaudited)

	January 31,	October 31,
	2023	2022
ASSETS
Current Assets
Cash	$-	$-
Prepaid expenses	500	1,250
Total Current Assets	500	1,250

Total Assets	$500	$1,250

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	19,600	9,800
Due to related party	70,922	70,922
Total Current Liabilities	90,522	80,722

Total Liabilities	90,522	80,722

Stockholders’ Deficit
Common stock: 750,000,000 shares authorized; $0.001 par value 31,518,466 issued and outstanding	31,518	31,518
Additional paid in capital	257,587	257,587
Accumulated deficit	(379,127)	(368,577)
Total Stockholders’ Deficit	(90,022)	(79,472)
Total Liabilities and Stockholders’ Deficit	$500	$1,250

The accompanying notes to the unaudited financial statements are an integral part of these statements.

HUAIZHONG HEALTH GROUP, INC.

Statements of Operations

(Unaudited)

	Three Months Ended
	January 31,
	2023	2022

Revenue	$-	$-

Operating Expenses:
Professional fees	9,800	9,725
General and administrative	750	-
Total operating expenses	10,550	9,725

Operating Loss	(10,550)	(9,725)

Net loss before taxes	(10,550)	(9,725)

Income tax benefit	-	-

Net Loss	$(10,550)	$(9,725)

Net loss per common share, basic and diluted	$(0.0003)	$(0.0003)
Basic and diluted weighted average common shares outstanding	31,518,466	31,518,466

The accompanying notes to the unaudited financial statements are an integral part of these statements.

HUAIZHONG HEALTH GROUP, INC.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended January 31, 2023

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - October 31, 2022	31,518,466	$31,518	$257,587	$(368,577)	$(79,472)

Net loss	-	-	-	(10,550)	(10,550)
Balance - January 31, 2023	31,518,466	$31,518	$257,587	$(379,127)	$(90,022)

For the Three Months Ended January 31, 2022

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - October 31, 2021	31,518,466	$31,518	$257,587	$(339,406)	$(50,301)

Net loss	-	-	-	(9,725)	(9,725)
Balance - January 31, 2022	31,518,466	$31,518	$257,587	$(349,131)	$(60,026)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

HUAIZHONG HEALTH GROUP, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,550)	$(9,725)
Changes in current assets and liabilities:
Accounts receivable	-	-
Prepaid expenses	750	-
Accounts payable and accrued liabilities	9,800	50
Net cash used in operating activities	-	(9,675)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances funding operations	-	9,675
Net cash provided by financing activities	-	9,675

Net change in cash for the period	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

HUAIZHONG HEALTH GROUP, INC.

Notes to the Unaudited Financial Statements

January 31, 2023

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended October 31, 2022, as filed with the SEC on March 27, 2023.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of January 31,2023, the Company has suffered recurring losses from operations, has an accumulated deficit of $379,127 and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2023.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended January 31,2023 and 2022, the Company’s sole officer advanced to the Company an amount of $0 and $9,675 by paying for expenses on behalf of the Company. As of January 31, 2023, and October 31, 2022, the Company was obligated to the officer, for an unsecured, non-interest-bearing demand loan with a balance of $70,922, respectively.

Other

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the CEO and President, of the Company to use at no charge.

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2023, through the date these financial statements were issued and determined no additional events to disclose, except as follows:

The Company’s sole officer and director advanced to the Company an amount of $18,000 by paying operating expenses on behalf of the Company.

On March 27, 2023, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Sannong Youxuan (BVI) Limited (“Target”), and Sannong Youxuan Holdings Limited, the sole shareholder of the Target (the “Seller”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Company agreed to effect an acquisition of the Target by acquiring from the Seller 100% of the ordinary shares issued and outstanding of the Target. The target is engaged in the business of software development, block chain technology and mobile application development.

Pursuant to the Share Exchange Agreement, in exchange for the acquisition of 100% of the ordinary shares   issued and outstanding of the Target, the Company issued an aggregate of 1,000,000 shares of common stock, par value $0.001 per share, of the Company to the Seller. At the closing of the acquisition, the Company entered into a lock-up agreement with the Seller with respect to the exchange shares, pursuant to which the Sellers agreed, subject to certain exceptions, not to transfer the exchange shares, or publicly disclose the intention to do so, from the closing of the acquisition until the six months anniversary of the closing.

The Share Exchange Agreement contains customary representations and warranties made by the Company, on the one hand, and the Target and the Seller on the other hand, made solely for the benefit of the other, which in certain cases are subject to specified exceptions and qualifications contained in the Share Exchange Agreement or in information provided pursuant to certain disclosure schedules to the Share Exchange Agreement.

At the date of filing this Financial Statements, the acquisition was not completed and the shares has not been issued.

Prior to the acquisition of the Target on March 27, 2023, the Company was considered a shell company. Effective on March 27, 2023, upon the closing of the acquisition of the Target, the Company has changed its status as a shell company and is no longer deemed to be a shell company.

The operations of the Target were fully integrated into the Company since March 27, 2023. Target was formed in 2016 and has been active in the business of supplemental nutrition products distribution. Since Target’s acquisition by the Company, Target has continued to its operations.

As a result of the continuing operations of the Target as a wholly owned subsidiary of the Company, the Company has become an operating entity and, thus, not an entity with “no or nominal operations”. Therefore, the Company no longer meets the SEC definition of a Shell Company.

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

Prior to the acquisition of Sannong Youxuan (BVI) Limited (“Target’) on March 27, 2023, the Company was considered a shell company. Effective on March 27, 2023, upon the closing of the acquisition of the Target, the Company has changed its status as a shell company and is no longer deemed to a shell company.

The operations of the Target were fully integrated into the Company since March 27, 2023. The Target was formed in 2016 and has been active in the business of supplemental nutrition products distribution. Since the Target’s acquisition by the Company, the Target has continued to its operations.

As a result of the continuing operations of the Target as a wholly owned subsidiary of the Company, the Company has become an operating entity and, thus, not an entity with “no or nominal operations”. Therefore, the Company no longer meets the SEC definition of a Shell Company.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the period ended January 31, 2023, which are included herein.

Our operating results for the three months ended January 31, 2023, and 2022 and the changes between those periods for the respective items are summarized as follows:

Results of Operations for the Three months ended January 31, 2023, and 2022

	Three Months Ended
	January 31,
	2023	2022	Change
Operating expenses	$10,550	$9,725	825
Net loss	$10,550	$9,725	$825

During the three months ended January 31, 2023, and 2022, no operating revenues were recorded.

We had a net loss of $10,550 and $9,725 for the three months ended January 31, 2023, and 2022, respectively. The increase in net loss of $825 was primarily due to an increase in operating expenses of $825.

Operating expenses for the three months ended January 31, 2023, and 2022 were $10,550 and $9,725, respectively.

During the three months ended January 31, 2023, the operating expenses, were primarily attributed to professional fees of $9,800, for maintaining reporting status with the Securities and Exchange Commission (“SEC”) and general administrative expenses of $750.

During the three months ended January 31, 2022, the operation expenses were primarily attributed to professional fees of $9,725 for maintaining reporting status with the Securities and Exchange Commission (“SEC”).

Balance Sheet Data:

	January 31,	October 31,
	2023	2022	Change
Cash	$-	$-	$-
Current Assets	500	1,250	(750)
Current Liabilities	90,522	80,722	9,800
Working Capital (Deficiency)	$(90,022)	$(79,472)	$(10,550)

As of January 31, 2023, our current assets were $500, and our current liabilities were $90,522 which resulted in working capital deficiency of $90,022.

As of January 31, 2023, current liabilities were comprised of $19,600 in accounts payable and $70,922 in due to related party, compared to $9,800 in accounts payable and $70,922 in due to related party as of October 31, 2022.

As of January 31, 2023, our working capital deficiency increased by $10,550 from $79,472 as of October 31, 2022, to $90,022, primarily due to an increase in current liabilities of $9,800 and a decrease in current assets of $750.

Cash Flow Data:

	Three Months Ended
	January 31,
	2023	2022	Change
Cash used in operating activities	$-	$(9,675)	$9,675
Cash used in investing activities	-	-	-
Cash provided by financing activities	-	9,675	(9,675)
Net change in cash for period	$-	$-	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended January 31, 2023, net cash flows used in operating activities was $0, consisting of a net loss of $10,550, reduced by an increase in accounts payable of $9,800 and a decrease in prepaid expenses of $750. For the three months ended January 31, 2022, net cash flows used in operating activities was $9,675, consisting of a net loss of $9,725, reduced by an increase in accounts payable of $50.

Cash Flows used in Investing Activities

During the three months ended January 31, 2023, and 2022, we had no cash used in investing activities.

Cash Flows from Financing Activities

During the three months ended January 31,2023 and 2022, the Company’s sole officer and director advanced to the Company an amount of $0 and $9,675 by paying for expenses on behalf of the Company.

Going Concern

As of January 31, 2023, our Company had a net loss of $10,550 and has earned no operating revenues. Our Company intends to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2023. The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings or through debt financing. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1 /31.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 /32.2*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

 _____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huaizhong Health Group, Inc.
Registrant

Date: May 26, 2023	By:	/s/ Yuantong Wang
Yuantong Wang
President, Chief Executive Officer, Chief Financial Officer

